Form 10-Q
period 2013-12-31
Sugar Creek Financial Corp./MD/
filed 2014-03-28
CIK 1592407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 333-192700

Sugar Creek Financial Corp.

(Exact name of registrant as specified in its charter)

Maryland	38-3920636
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

28 West Broadway, Trenton, Illinois	62293
(Address of Principal Executive Offices)	Zip Code

(618) 224-9228

(Registrant’s telephone number)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐ NO ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of March 14, 2014 were 0.

Sugar Creek Financial Corp.
FORM 10-Q

EXPLANATORY NOTE

Sugar Creek Financial Corp., a Maryland company (“New Sugar Creek”), was formed in November 2013 to serve as the new stock holding company for Tempo Bank, a federally chartered savings bank (the “Bank”), as part of the conversion of the Bank from the partially public mutual holding company form to the fully public stock holding company structure.  Upon completion of the conversion, New Sugar Creek will become the successor corporation to Sugar Creek Financial Corp., a federally chartered corporation (“Old Sugar Creek”) and current mid-tier stock holding company for the Bank.  As of December 31, 2013, the conversion had not been completed, and, as of that date, New Sugar Creek had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of Old Sugar Creek on a consolidated basis is included in this Quarterly Report on Form 10-Q.

Sugar Creek Financial Corp.

Part I – Financial Information

Item 1 Financial Statements

Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2013	2013
Assets

Cash and due from banks	$2,978,499	$2,473,956
Federal funds sold	5,570,000	10,040,000
FHLB daily investment account	1,278,685	1,937,437
Cash and cash equivalents	9,827,184	14,451,393
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $368,103 at December 31, 2013 and $383,103 at March 31, 2013	73,763,395	72,896,724
Premises and equipment, net	1,132,605	1,003,626
Foreclosed real estate	309,280	324,280
Accrued interest receivable on loans	227,980	258,173
Other assets	474,366	274,157
Total assets	$86,900,323	$90,373,866

Liabilities and Stockholders' Equity

Deposits	$70,932,962	$74,273,673
Accrued interest payable on deposits	38,867	42,121
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	223,096	373,185
Other liabilities	269,789	336,287
Income taxes payable	138,865	291,742
Total liabilities	76,603,579	80,317,008
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized; 906,879 shares issued	9,069	9,069
Additional paid-in capital	3,288,741	3,285,387
Treasury stock, at cost, 11,852 shares at December 31, 2013 and 10,900 shares at March 31, 2013	(85,638)	(82,907)
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(189,595)	(207,369)
Retained earnings - substantially restricted	7,274,167	7,052,678
Total stockholders' equity	10,296,744	10,056,858
Total liabilities and stockholders' equity	$86,900,323	$90,373,866

See accompanying notes to consolidated financial statements.

Sugar Creek Financial Corp.

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Interest income:
Loans receivable	$851,648	926,318	2,577,834	2,816,411
Securities	881	1,025	2,615	2,771
Other interest-earning assets	3,948	5,050	16,294	16,103
Total interest income	856,477	932,393	2,596,743	2,835,285

Interest expense:
Deposits	109,568	128,190	342,168	432,080
Advances from FHLB of Chicago	60,183	60,184	179,896	179,896
Total interest expense	169,751	188,374	522,064	611,976
Net Interest Income	686,726	744,019	2,074,679	2,223,309
Provision for (credit to) loan losses	2,038	10,287	(12,962)	15,070
Net interest income after provision for (credit to) loan losses	684,688	733,732	2,087,641	2,208,239

Noninterest income:
Loan service charges	8,559	5,604	19,370	17,824
Service charges on deposit accounts	30,216	30,719	93,259	97,933
Other	3,123	18,007	9,332	24,328
Total noninterest income	41,898	54,330	121,961	140,085

Noninterest expense:
Compensation and benefits	315,139	312,053	948,036	957,079
Occupancy expense	32,074	28,173	90,225	81,757
Equipment and data processing	84,523	75,072	260,776	237,830
FDIC premium expense	15,092	19,524	50,758	56,436
Operations of foreclosed real estate, net	5,359	12,775	29,676	80,257
Other	100,186	117,119	310,920	308,223
Total noninterest expense	552,373	564,716	1,690,391	1,721,582
Earnings before income taxes	174,213	223,346	519,211	626,742

Income tax expense	70,354	96,759	210,352	270,089

Net earnings	$103,859	126,587	308,859	356,653

Basic and diluted earnings per share	$0.12	0.14	0.35	0.41
Dividends per share	$0.00	0.00	0.10	0.00

See accompanying notes to consolidated financial statements.

Sugar Creek Financial Corp.

Consolidated Statements of Stockholders’ Equity (Unaudited)

				Common
		Additional		Stock		Total
	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2013	9,069	3,285,387	(82,907)	(207,369)	7,052,678	10,056,858

Unaudited:
Net earnings	-	-	-	-	308,859	308,859

Dividends, $.10 per share	-	-	-	-	(87,370)	(87,370)

Repurchase of common stock	-	-	(2,731)	-	-	(2,731)

Amortization of ESOP award	-	(6,871)	-	17,774	-	10,903

Equity incentive plan expense	-	10,225	-	-	-	10,225

Balance at December 31, 2013	$9,069	$3,288,741	$(85,638)	$(189,595)	$7,274,167	$10,296,744

See accompanying notes to consolidated financial statements.

Sugar Creek Financial Corp.

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net earnings	$308,859	$356,653
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation	58,331	47,282
ESOP expense	10,903	9,184
Equity incentive plan expense	10,225	20,918
Amortization of deferred loan fees, net	(20,269)	(25,982)
Provision for (credit to) loan losses	(12,962)	15,070
Provision for losses on foreclosed real estate	15,000	35,800
Decrease in accrued interest receivable	30,193	16,736
(Increase) decrease in other assets	(200,209)	44,865
Increase (decrease) in:
Accrued interest payable on deposits	(3,254)	(16,077)
Other liabilities	(66,498)	(28,509)
Income taxes payable	(152,877)	126,227
Net cash (used for) provided by operating activities	(22,558)	602,167
Cash flows from investing activities:
Net (increase) in loans receivable	(833,440)	(607,133)
Purchase of premises and equipment	(187,310)	(50,330)
Proceeds from sale of foreclosed real estate	-	351,305
Net cash (used for) investing activities	(1,020,750)	(306,158)
Cash flows from financing activities:
Net (decrease) in deposits	(3,340,711)	(1,969,587)
(Decrease) increase in advances from borrowers for taxes and insurance	(150,089)	240,098
Cash dividends paid	(87,370)	-
Repurchase of common stock	(2,731)	(6,708)
Net cash used for financing activities	(3,580,901)	(1,736,197)
Net decrease in cash and cash equivalents	(4,624,209)	(1,440,188)
Cash and cash equivalents at beginning of period	14,451,393	14,543,096
Cash and cash equivalents at end of period	$9,827,184	$13,102,908

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$525,317	$628,052
Federal and state income taxes	417,982	144,364
Real estate and repossessions acquired in settlement of loans	$-	$-

See accompanying notes to consolidated financial statements.

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

General

On April 3, 2007, Tempo Bank (“Bank”) completed its reorganization into a two-tier holding company structure and Sugar Creek Financial Corp. (“Company”) completed its initial public offering. As part of the reorganization, the Bank became a capital stock savings bank and a wholly-owned subsidiary of the Company, which became the majority-owned subsidiary of Sugar Creek MHC (“MHC”). See note 2.

The Bank is a community oriented financial institution that provides traditional financial services within the areas it serves. The Bank is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans located in the Clinton, St. Clair, and Madison County, Illinois area. Further, operations of the Bank are managed and financial performance is evaluated on an institution-wide basis. As a result, all of the Bank’s operations are considered by management to be aggregated in one reportable operating segment. The Bank has no subsidiaries.

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) is the officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Interim Financial Statements

The consolidated financial statements of the Company at December 31, 2013 and for the three and nine months ended December 31, 2013 and 2012 have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry; and are unaudited. However, in management’s opinion, the interim data at December 31, 2013 and for the three and nine months ended December 31, 2013 and 2012 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tempo Bank. The Company’s principal business is the business of the Bank. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the periods covered. Actual results could differ significantly from these estimates and assumptions. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Earnings per Share

Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding. Unvested restricted stock awards that contain non-forfeitable rights to dividends are participating securities and are included in the EPS computation using the two-class method. Prior period EPS data is adjusted retrospectively.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Basic and diluted earnings per share:

Net earnings	$103,859	$126,587	$308,859	$356,653
Less dividends paid:
Common stock	-	-	87,016	-
Participating securities	-	-	354	-
Undistributed earnings	$103,859	$126,587	$221,489	$356,653

Weighted-average basic and diluted shares and participating securities outstanding	873,698	873,170	875,122	875,578

Distributed earnings per share	$-	$-	$0.10	$-
Undistributed earnings per share	0.12	0.14	0.25	0.41
Net earnings per share	$0.12	$0.14	$0.35	$0.41

Note 2. Stock Conversion

On December 3, 2013, the Company, Bank and MHC adopted a Plan of Conversion and Reorganization (“Plan of Conversion”) in which the Bank will reorganize from the two-tier mutual holding company structure to a stock holding company structure. Pursuant to the Plan of Conversion, (1) the MHC will merge with and into the Company with the Company as the surviving entity (“MHC Merger”), (2) the Company will merge with and into the new Sugar Creek Financial Corp. (“Holding Company”), a newly formed Maryland corporation, with the Holding Company as the surviving entity, (3) the Bank will become a wholly-owned subsidiary of the Holding Company, (4) the shares of common stock of the Company held by persons other than the MHC will be converted into shares of common stock of the Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (5) the Holding Company will offer and sell shares of common stock to certain depositors and borrowers of the Bank and others in the manner and subject to priorities set forth in the Plan of Conversion.

At the conversion date, liquidation accounts will be established in an amount equal to the percentage of the outstanding shares of the Company owned by the MHC before the MHC Merger, multiplied by the Company’s total stockholders’ equity as of the latest balance sheet date in the final offering circular used in the Conversion, plus the value of the net assets of the MHC as of the latest balance sheet date before the effective date of the Conversion. Each eligible account holder or supplemental account holder will be entitled to a proportionate share of this account in the event of a complete liquidation of the Bank or the Bank and the Holding Company, and only in such event.

Following completion of the Conversion, neither the Holding Company nor the Bank may declare or pay a dividend on any of its capital stock, if the effect thereof would cause equity to be reduced below the liquidation account amount or regulatory capital requirements.

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The transaction is subject to certain conditions, including the required regulatory approvals and approval of the Plan of Conversion by the stockholders of the Company and the members of the MHC.

Conversion costs will be deferred and reduce the proceeds from the shares sold in the Conversion. If the Conversion is not completed, all costs will be expensed. At December 31, 2013, there were deferred conversion costs of $208,000.

Note 3. Loans Receivable, Net

Loans receivable, net are summarized as follows:

	December 31,	March 31,
	2013	2013

Real estate loans:
Single-family, owner occupied	$58,618,815	$55,801,472
Single-family, non-owner occupied	8,580,886	9,569,044
Multi-family, 5 or more units	731,932	941,128
Commercial	3,065,649	3,838,634
Land	1,594,278	1,500,922
Consumer loans	1,633,695	1,729,088
	74,225,255	73,380,288

Allowance for losses	(368,103)	(383,103)
Deferred income	-	-
Deferred loan fees, net	(93,757)	(100,461)
Total loans, 4.53% and 4.78%	$73,763,395	$72,896,724

The risk characteristics of each loan portfolio segment are as follows:

Single-family, owner occupied

Single-family, owner occupied loans are underwritten based on the applicant’s employment and credit history and the appraised value of the property. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Single-family, non-owner occupied

Single-family, non-owner occupied loans carry greater inherent risks than single-family, owner occupied loans, since the repayment ability of the borrower is reliant on the success of the income generated from the property.

Multi-family, 5 or more units

Multi-family real estate loans are typically secured by apartment complexes.

Commercial real estate

Commercial real estate loans are secured primarily by office buildings and various income-producing properties. Commercial real estate loans are underwritten based on the economic viability of the property and creditworthiness of the borrower, with emphasis given to projected cash flow as a percentage of debt service requirements. These loans carry significant credit risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. Repayment of loans secured by income-producing properties generally depends on the successful operation of the real estate project and may be subject to a greater extent to adverse market conditions and the general economy.

Consumer

Consumer loans include automobile, signature and other consumer loans. Potential credit risks include rapidly depreciable assets, such as automobiles, which could adversely affect the value of the collateral.

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended December 31, 2013 and 2012:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three Months ended December 31, 2013:
Real estate loans:
Single-family, owner occupied	$287,468	$2,604	$-	$-	$290,072
Single-family, non-owner occupied	28,878	(1,201)	-	-	27,677
Multi-family, 5 or more units	2,913	(552)	-	-	2,361
Commercial	10,967	(1,079)	-	-	9,888
Land	5,273	(131)	-	-	5,142
Consumer loans	4,138	2,221	(2,038)	-	4,321
Unallocated	28,466	176	-	-	28,642
	$368,103	$2,038	$(2,038)	$-	$368,103

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three Months ended December 31, 2012:
Real estate loans:
Single-family, owner occupied	$255,288	(1,129)	-	-	254,159
Single-family, non-owner occupied	32,251	(16)	-	-	32,235
Multi-family, 5 or more units	3,152	(57)	-	-	3,095
Commercial	13,233	(123)	-	-	13,110
Land	5,031	(93)	-	-	4,938
Consumer and Home Equity loans	5,830	(330)	(287)	-	5,213
Unallocated	46,922	12,035	-	-	58,957
	$361,707	10,287	(287)	-	371,707

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following presents by portfolio segment, the activity in the allowance for loan losses for the nine months ended December 31, 2013 and 2012:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Nine Months ended December 31, 2013:
Real estate loans:
Single-family, owner occupied	$287,934	$2,138	$-	$-	$290,072
Single-family, non-owner occupied	30,865	(3,188)	-	-	27,677
Multi-family, 5 or more units	3,036	(675)	-	-	2,361
Commercial	12,793	(2,905)	-	-	9,888
Land	4,841	301	-	-	5,142
Consumer loans	4,627	1,732	(2,038)	-	4,321
Unallocated	39,007	(10,365)	-	-	28,642
	$383,103	$(12,962)	$(2,038)	$-	$368,103

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Nine Months ended December 31, 2012:
Real estate loans:
Single-family, owner occupied	$285,732	(31,573)	-	-	254,159
Single-family, non-owner occupied	40,820	(8,585)	-	-	32,235
Multi-family, 5 or more units	3,902	(807)	-	-	3,095
Commercial	17,230	(4,120)	-	-	13,110
Land	6,243	(1,305)	-	-	4,938
Consumer and Home Equity loans	7,780	2,503	(5,070)	-	5,213
Unallocated	-	58,957	-	-	58,957
	$361,707	15,070	(5,070)	-	371,707

The following presents by portfolio segment, the recorded investment in loans and impairment method for December 31, 2013 and March 31, 2013:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At December 31, 2013:
Real estate loans:
Single-family, owner occupied	$101,000	$189,072	$290,072	$1,459,250	$57,159,565	$58,618,815
Single-family, non-owner occupied	-	27,677	27,677	-	8,580,886	8,580,886
Multi-family, 5 or more units	-	2,361	2,361	-	731,932	731,932
Commercial	-	9,888	9,888	-	3,065,649	3,065,649
Land	-	5,142	5,142	-	1,594,278	1,594,278
Consumer loans	-	4,321	4,321	9,494	1,624,201	1,633,695
Unallocated	-	28,642	28,642	-	-	-
	$101,000	$267,103	$368,103	$1,468,744	$72,756,511	$74,225,255

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2013:
Real estate loans:
Single-family, owner occupied	$108,363	$179,571	$287,934	$1,807,421	$53,994,051	$55,801,472
Single-family, non-owner occupied	-	30,865	30,865	-	9,569,044	9,569,044
Multi-family, 5 or more units	-	3,036	3,036	-	941,128	941,128
Commercial	-	12,793	12,793	-	3,838,634	3,838,634
Land	-	4,841	4,841	-	1,500,922	1,500,922
Consumer loans	-	4,627	4,627	21,975	1,707,113	1,729,088
Unallocated	-	39,007	39,007	-	-	-
	$108,363	$274,740	$383,103	$1,829,396	$71,550,892	$73,380,288

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following presents impaired loans and allocated valuation allowances based upon class levels and average recorded investment:

Impaired Loans
	With	With no		Unpaid	Allowance	Average
	Allowance	Allowance		Principal	for	Recorded
	for Losses	for Losses	Total	Balance	Losses	Investment
At and For the Nine months ended December 31, 2013:
Real estate loans:
Single-family, owner occupied	$1,261,751	$197,499	$1,459,250	$1,459,250	$101,000	$1,472,188
Single-family, non-owner occupied	-	-	-	-	-	-
Multi-family, 5 or more units	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Land	-	-	-	-	-	-
Consumer loans	-	9,494	9,494	9,494	-	9,494
	$1,261,751	$206,993	$1,468,744	$1,468,744	$101,000	$1,481,682

The average recorded investment on impaired loans for the nine months ended December 31, 2012 included: single-family, owner occupied of $1,667,240; single-family, non-owner occupied of $190,592; and consumer loans of $64,182.

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At and for the Year Ended March 31, 2013:
Real estate loans:
Single-family, owner occupied	$1,248,534	$558,887	$1,807,421	$1,807,421	$108,363
Single-family, non-owner occupied	-	-	-	-	-
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	21,975	21,975	21,975	-
	$1,248,534	$580,862	$1,829,396	$1,829,396	$108,363

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following presents nonperforming loans based upon class level:

Nonperforming Loans
		Past Due 90	Accruing
		Days and More	Troubled Debt
	Nonaccrual	Still Accruing	Restructurings	Total

At December 31, 2013:
Real estate loans:
Single-family, owner occupied	$488,507	$-	$970,743	$1,459,250
Single-family, non-owner occupied	-	-	-	-
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	9,494	-	-	9,494
	$498,001	$-	$970,743	$1,468,744

Nonperforming Loans
		Past Due 90	Accruing
		Days and More	Troubled Debt
	Nonaccrual	Still Accruing	Restructurings	Total
At March 31, 2013:
Real estate loans:
Single-family, owner occupied	$1,335,824	$-	$471,597	$1,807,421
Single-family, non-owner occupied	-	-	-	-
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	21,975	-	-	21,975
	$1,357,799	$-	$471,597	$1,829,396

For the nine months ended December 31, 2013 and 2012, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $20,325 and $39,281, respectively. Interest income recognized on such loans for the nine months ended December 31, 2013 and 2012 was $758 and $33,600, respectively.

The following presents a summary of new troubled debt restructurings during the nine months ended December 31, 2013 and 2012:

		Pre- modification	Post- modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Nine months ended December 31, 2013:
Real estate loans:
Single-family, owner occupied	1	$499,223	$505,744
Single-family, non-owner occupied	-	-	-
	1	$499,223	$505,744

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

		Pre- modification	Post- modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Nine months ended December 31, 2012:
Real estate loans:
Single-family, owner occupied	-	$-	$-
Single-family, non-owner occupied	-	-	-
	-	$-	$-

The following presents a summary of accruing troubled debt restructurings at December 31, 2013 and March 31, 2013:

	Number of	Recorded
	Contracts	Investment

At December 31, 2013:
Real estate loans:
Single-family, owner occupied	2	$970,743
Single-family, non-owner occupied	-	-
	2	$970,743

	Number of	Recorded
	Contracts	Investment
At March 31, 2013:
Real estate loans:
Single-family, owner occupied	1	$471,597
Single-family, non-owner occupied	-	-
	1	$471,597

The following presents the Bank's loan portfolio aging analysis:

	Days Past Due
	30-59	60-89	90 or more	Current	Total

At December 31, 2013:
Real estate loans:
Single-family, owner occupied	$326,162	$153,521	$488,507	$57,650,625	$58,618,815
Single-family, non-owner occupied	12,964	-	-	8,567,922	8,580,886
Multi-family, 5 or more units	-	-	-	731,932	731,932
Commercial	-	-	-	3,065,649	3,065,649
Land	-	-	-	1,594,278	1,594,278
Consumer loans	22,181	-	9,494	1,602,020	1,633,695
	$361,307	$153,521	$498,001	$73,212,426	$74,225,255

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2013:
Real estate loans:
Single-family, owner occupied	$340,059	$548,238	$1,335,824	$53,577,351	$55,801,472
Single-family, non-owner occupied	-	16,114	-	9,552,930	9,569,044
Multi-family, 5 or more units	-	-	-	941,128	941,128
Commercial	-	-	-	3,838,634	3,838,634
Land	-	-	-	1,500,922	1,500,922
Consumer loans	48,920	6,870	21,975	1,651,323	1,729,088
	$388,979	$571,222	$1,357,799	$71,062,288	$73,380,288

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The Bank categorizes all classes of loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, smaller dollar consumer loans are excluded from this grading process and are reflected in the Pass category. The delinquency trends of these consumer loans are monitored on a homogeneous basis.

The Bank uses the following definitions for risk ratings:

The Pass asset quality rating encompasses assets that have performed as expected. With the exception of some smaller consumer and residential loans, these assets do not have delinquency. Loans assigned this rating include loans to borrowers possessing solid credit quality with acceptable risk.

The Special Mention asset quality rating encompasses assets that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. This grade is intended to include loans to borrowers whose credit quality has clearly deteriorated and where risk of further decline is possible unless active measures are taken to correct the situation.

The Substandard asset quality rating encompasses assets that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; assets having a well-defined weakness based upon objective evidence; assets characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected; or the possibility that liquidation will not be timely. Loans categorized in this grade possess a well-defined credit weakness and the likelihood of repayment from the primary source is uncertain.  Significant financial deterioration has occurred and very close attention is warranted to ensure the full repayment without loss.  Collateral coverage may be marginal.

Doubtful asset quality rating encompasses assets that have all of the weaknesses of those classified as substandard.  In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The Loss asset quality rating encompasses assets that are considered uncollectible and of such little value that their continuance as assets is not warranted. A loss classification does not mean that an asset has no recovery or salvage value; instead, it means that it is not practical or desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be realized in the future.

The following presents the credit risk profile for the Bank's loan portfolio based upon rating category:

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total

At December 31, 2013:
Real estate loans:
Single-family, owner occupied	$-	$1,459,250	$-	$-	$57,159,565	$58,618,815
Single-family, non-owner occupied	-	-	-	-	8,580,886	8,580,886
Multi-family, 5 or more units	-	-	-	-	731,932	731,932
Commercial	-	-	-	-	3,065,649	3,065,649
Land	-	-	-	-	1,594,278	1,594,278
Consumer loans	-	9,494	-	-	1,624,201	1,633,695
	$-	$1,468,744	$-	$-	$72,756,511	$74,225,255

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2013:
Real estate loans:
Single-family, owner occupied	$-	$1,807,421	$-	$-	$53,994,051	$55,801,472
Single-family, non-owner occupied	-	-	-	-	9,569,044	9,569,044
Multi-family, 5 or more units	-	-	-	-	941,128	941,128
Commercial	-	-	-	-	3,838,634	3,838,634
Land	-	-	-	-	1,500,922	1,500,922
Consumer loans	-	21,975	-	-	1,707,113	1,729,088
	$-	$1,829,396	$-	$-	$71,550,892	$73,380,288

Note 4.	Income Taxes

The effective tax rate was 40.4% for the three months ended December 31, 2013, compared to 43.3% for the three months ended December 31, 2012. The effective tax rate was 40.5% for the nine months ended December 31, 2013, compared to 43.1% for the nine months ended December 31, 2012.

Note 5.	Stock-based Compensation

On November 19, 2007 stockholders approved the Sugar Creek Financial Corp. 2007 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant to employees, officers and directors up to 62,211 shares of common stock, including 44,437 shares for stock options and 17,774 shares of restricted stock. On July 21, 2008, the Board of Directors granted 17,774 shares of restricted stock to officers and directors of the Company. Shares of common stock to fund these awards were repurchased in the open market at an average price of $8.10.

A summary of the Company’s restricted stock award expense under the Plan is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Pre-tax	$-	6,973	10,225	20,918
After-tax	-	3,957	5,803	11,871
Basic and diluted earnings per common share	$-	0.00	0.01	0.01

At December 31, 2013 and at March 31, 2013, the total unrecognized expense related to restricted stock awards was $0 and $10,225, respectively.

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s non-vested stock award activity for the nine months ended December 31, 2013 is as follows:

Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Nonvested at March 31, 2013	3,544	$7.90
Granted	-
Vested (July 25, 2013)	(3,544)	7.90
Forfeited	-
Nonvested at December 31, 2013	-	$-

Note 6. Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At December 31, 2013 and March 31, 2013, the Bank met all capital adequacy requirements.

The Bank is also subject to the regulatory framework for prompt corrective action. At December 31, 2013 and March 31, 2013, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are summarized as follows:

At December 31, 2013:			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Equity of the Bank	$9,868
General valuation allowance	368
Total capital to risk-weighted assets	$10,236	23.0%	$3,554	8.0%	$4,443	10.0%

Tier 1 capital to risk-weighted assets	$9,868	22.2%	$1,777	4.0%	$2,666	6.0%

Tier 1 capital to total assets	$9,868	11.4%	$3,475	4.0%	$4,344	5.0%

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2013:			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Equity of the Bank	$9,666
General valuation allowance	383
Total capital to risk-weighted assets	$10,049	22.1%	$3,642	8.0%	$4,552	10.0%

Tier 1 capital to risk-weighted assets	$9,666	21.2%	$1,821	4.0%	$2,731	6.0%

Tier 1 capital to total assets	$9,666	10.7%	$3,615	4.0%	$4,519	5.0%

Note 7.	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to originate mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments.

The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. There were no loan commitments to originate loans at December 31, 2013 and $1.1 million at March 31, 2013.

Note 8.	Concentration of Credit Risk

The Bank originates loans to the general public, which includes military personnel and civilian employees of Scott Air Force Base, located in Belleville, Illinois. This concentration of credit risk could unfavorably impact the level of credit risk of the Bank should events occur, such as employment curtailments, temporary layoffs or other events. Management believes that the secured nature of the majority of these loans mitigates this risk based upon current economic conditions.

Note 9.	Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets and liabilities and the lowest priority (Level 3) to unobservable inputs in which little, if any, market activity exists, requiring entities to develop their own assumptions and data.

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in market areas that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Bank obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At December 31, 2013 and March 31, 2013 the Company did not have any available for sale securities.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at December 31, 2013 and March 31, 2013 include impaired loans of $1,468,744 and $1,829,396, respectively, utilizing level 3 inputs. The impaired loans are collateral dependent.

Following is a summary of the activity in the allowance for losses on impaired loans including troubled debt restructurings:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Balance, beginning of period	$102,000	$77,000	$108,363	$72,000
Loan charge-offs	-	-	-	-
Loan recoveries	-	-	-	-
Provision charged to expense	(1,000)	(4,000)	(7,363)	1,000
Balance, end of period	$101,000	$73,000	$101,000	$73,000

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $309,280 at December 31, 2013 and $324,280 at March 31, 2013, respectively. Foreclosed real estate is initially recorded at fair value utilizing level 2 units based on observable market data less costs to sell when acquired, establishing a new cost basis.

Fair Value of Financial Instruments

The carrying amount, fair value and the financial hierarchy of the Company’s financial instruments are summarized in the following table. Fair values of financial instruments have been estimated by the Company based upon available market information with the assistance of an independent consultant.

Sugar Creek Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

	December 31,
	2013
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$9,827,184	$9,827,184	$9,827,184	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	73,763,395	76,994,928	-	75,526,051	1,468,877
Accrued interest receivable on loans	227,980	227,980	-	227,980	-
Deposits	70,932,962	64,768,123	-	64,759,123	-
Accrued interest on deposits	38,867	38,867	-	38,867	-
Advances from FHLB of Chicago	$5,000,000	$5,476,836	$-	$5,476,836	$-

	March 31,
	2013
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$14,451,393	$14,451,393	$14,451,393	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	72,896,724	77,921,388	-	76,091,992	1,829,396
Accrued interest receivable on loans	258,173	258,173	-	258,173	-
Deposits	74,273,673	71,419,238	-	71,419,238	-
Accrued interest on deposits	42,121	42,121	-	42,121	-
Advances from FHLB of Chicago	$5,000,000	$5,709,308	$-	$5,709,308	$-

The following methods and assumptions were used in estimating the fair values shown above:

.	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of instruments.
.	Stock in FHLB of Chicago is valued at cost, which represents historical redemption value and approximates fair value.
.	Fair values for the loan portfolio, certificates of deposit and advances from the FHLBC are computed using an analysis which considers the amount and timing of all future cash flows of the underlying instruments discounted at current market rates.
.	Fair values of non-maturing deposits, such as checking, NOW, savings and money market deposit accounts are computed using an analysis which uses decay rates to estimate the amount and timing of all future cash flows of the underlying instruments, which are discounted at current market rates.
.	The carrying amounts of accrued interest receivable and payable approximate fair value.

Off-balance sheet assets include the commitments to extend credit for which fair values were estimated based on interest rates and fees currently charged to enter into similar transactions. As a result of the short-term nature of the outstanding commitments, the fair values of fees on those commitments approximate the amount collected and the Company has not assigned a value to such instruments for purpose of this disclosure.

There were no transfers between Level 1 and Level 2 categorizations and into or out of Level 3 categorization for the periods presented.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at December 31, 2013 and for the three and nine months ended December 31, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Form 10-Q.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the Federal Deposit Insurance Corporation, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview-General

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and small businesses. At December 31, 2013, we had total assets of $86.9 million, net loans of $73.8 million, total deposits of $70.9 million and stockholders’ equity of $10.3 million.

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

A secondary source of income is noninterest income, which is revenue that we receive from providing products and services. The majority of our noninterest income generally comes from loan service charges and service charges on deposit accounts.

Expenses. The noninterest expenses we incur in operating our business consist of compensation and benefits expenses, occupancy expenses, equipment and data processing expenses, costs from operation of foreclosed real estate and other miscellaneous expenses, such as advertising, supplies, telephone, postage and professional services. Following the offering, our noninterest expenses are likely to increase as a result of operating as a public company. These additional expenses will consist primarily of legal and accounting fees and expenses of stockholder communications and meetings.

Our largest noninterest expense is compensation and benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans and other employee benefits, including employee stock ownership plan allocations and restricted stock awards made under the 2007 Equity Incentive Plan. Following the offering, we will recognize additional annual employee compensation expenses stemming from share-based compensation. We cannot determine the actual amount of these new stock-related compensation and benefit expenses, if any, at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Critical Accounting Policies

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of U.S. generally accepted accounting principles.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. If we choose to take advantage of the benefits of this extended transition period, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

We consider the following to be our critical accounting policies.

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to operations. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of qualitative loss factors to be applied to the various segments of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least monthly. The allowance consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers non-impaired loans and is based on the historical loan loss experience for generally the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Company’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including primarily changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Comparison of Financial Condition at December 31, 2013 and March 31, 2013

Cash and Cash Equivalents. Cash and cash equivalents decreased by $4.6 million to $9.8 million at December 31, 2013 from $14.4 million at March 31, 2013 primarily as a result of deposit withdrawals.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At December 31, 2013, single-family owner occupied residential real estate loans totaled $58.6 million, or 79.0% of total loans, compared to $55.8 million, or 76.0% of total loans at March 31, 2013. Increases in single-family owner occupied residential real estate loans are the result of our continued emphasis on this type of lending and improving economic conditions in the local and regional area.

Single-family non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $8.6 million, or 11.6% of total loans, at December 31, 2013 compared to $9.6 million, or 13.0% of total loans, at March 31, 2013. Decreases in this segment were a result of repayments by borrowers created by sales of the underlying real estate investment.

Multi-family and commercial real estate loans totaled $3.8 million, or 5.1% of total loans, at December 31, 2013 compared to $4.8 million, or 6.5% of total loans, at March 31, 2013. Reductions in these loan segments were a result of repayments by borrowers largely as a result of the competitive environment for financing these types of mortgage loans.

Consumer loan balances totaled $1.6 million, or 2.2% of total loans, at December 31, 2013 compared to $1.7 million, or 2.4% of total loans, at March 31, 2013. Local competition and manufacturer’s special financing promotions for automobile loans resulted in decreases in this segment of the loan portfolio.

At December 31, 2013, fixed-rate loans, balloon loans and adjustable-rate loans totaled $40.7 million, $33.4 million and $49,000, respectively.

Loan originations for the nine months ended December 31, 2013 totaled $16.0 million, up slightly from $14.4 million for the nine months ended December 31, 2012.

Principal payment and prepayment cash flows from the loan portfolio for the nine months ended December 31, 2013 were $15.1 million, up $1.4 million from $13.7 million for the nine months ended December 31, 2012.

Tempo Bank uses the principal payment and prepayment cash flows to calculate a ratio that indicates the volume of loan portfolio turnover. It is determined by dividing total principal payments and prepayments during the period being measured by the gross loan portfolio balance at the beginning of the period. For periods of less than one year, the ratio is annualized. For the nine month period ended December 31, 2013 and 2012, the turnover ratio was 27.5% and 24.8%, respectively.

Investments. At December 31, 2013, our investment portfolio totaled $1.2 million and consisted solely of our investment in the FHLBC stock. Our investment in FHLBC stock was unchanged from March 31, 2013. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board Office of Supervision, which limited the ability of the FHLBC to redeem excess or voluntary stock or to pay dividends. The successor to the Finance Board, The Federal Housing Finance Agency (“FHFA”), eased the dividend restriction on February 14, 2011. The FHFA also eased the restriction on excess stock redemption and on February 15, 2012 Tempo Bank redeemed $495,000 of its excess FHLBC stock. On April 18, 2012, the FHLBC announced that the FHFA had agreed to terminate the consent cease and desist order. Based on the liquidity needs of Tempo Bank and subject to the stock redemption guidelines of the FHLBC, Tempo Bank may elect to redeem the remainder of its excess or voluntary stock at some future date. At December 31, 2013, $491,000 of our investment in FHLBC stock consisted of excess or voluntary stock.

We had no investments that had an aggregate book value in excess of 10% of our equity at December 31, 2013, except for our investment in FHLBC.

Premises and Equipment, Net. At December 31, 2013, premises and equipment, net, totaled $1.1 million, an increase of $129,000 from $1.0 million at March 31, 2013. The increase was due to capital improvements to the buildings, alarm systems and the installation of an emergency generator to implement Tempo Bank’s disaster recovery/business continuation program.

Other Assets. Other assets totaled $474,000 at December 31, 2013, an increase of $200,000 from March 31, 2013. The increase over the period was due to deferred stock conversion costs of $208,000 at December 31, 2013 and the timing of prepaid items.

Deposits. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. Deposits decreased $3.3 million, or 4.5%, for the nine months ended December 31, 2013, as a result of competitive regional deposit pricing and improvement in the stock market. At December 31, 2013 and March 31, 2013, we had no brokered deposits.

Borrowings. We utilize FHLBC advances to supplement our supply of funds for loans. Borrowings were unchanged during the nine months ended December 31, 2013. During the nine months ended December 31, 2013 there were no new advances or repayments made.

Results of Operations for the Three Months Ended December 31, 2013 and 2012

Total Interest Income. Total interest income decreased $75,000, or 8.0%, to $857,000 for the three months ended December 31, 2013 when compared to $932,000 for the three months ended December 31, 2012. The decrease was due primarily to reductions in the yield of the loan portfolio to 4.63% for the three months ended December 31, 2013 from 5.01% for the same period in 2012. The loan yield decreased due to the continuing low interest rate environment.

Total Interest Expense. Total interest expense decreased $18,000, or 9.6%, to $170,000 for the three months ended December 31, 2013 from $188,000 for the three months ended December 31, 2012. The decrease resulted primarily from lower market deposit rates and, to a lesser extent, lower average deposit balances.

The average rate on interest-bearing liabilities decreased to 0.93% for the three months ended December 31, 2013 from 0.99% for the same period in 2012.

Net Interest Income. Net interest income decreased $57,000, or 7.8%, to $687,000 for the three months ended December 31, 2013 from $744,000 for the three months ended December 31, 2012. The decrease was due primarily to lower yields on the loan portfolio, partially offset by lower deposit rates and, to a lesser extent, lower deposit balances.

Our interest rate spread decreased 21 basis points to 3.13% for the three months ended December 31, 2013 from 3.34% for the comparable period in 2012.

The following table summarizes average balances and average yields and costs for the three months ended December 31, 2013 and 2012.

	Three Months Ended
	December 31,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$73,571	$852	4.63%	$73,896	$926	5.01%
FHLBC Stock	1,165	1	0.34	1,165	1	0.34
Other interest-earning assets	9,623	4	0.17	11,106	5	0.18
Total interest-earning assets	84,359	857	4.06	86,167	932	4.33

Noninterest-earning assets	3,086			4,326
Total assets	87,445			90,493

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$5,869	$2	0.14%	$5,766	$2	0.14%
Savings accounts	13,350	9	0.27	13,024	10	0.31
Money market accounts	16,878	20	0.47	17,558	21	0.48
Certificates of deposit	32,218	79	0.98	34,767	95	1.09
Total interest-bearing deposits	68,315	110	0.64	71,115	128	0.72

FHLBC advances	5,000	60	4.80	5,000	60	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$73,315	$170	0.93%	$76,115	$188	0.99%

Noninterest-bearing NOW accounts	3,186			3,305
Other noninterest-bearing liabilities	680			1,150
Total liabilities	77,181			80,570

Stockholders’ equity	10,264			9,923
Total liabilities and stockholders’ equity	$87,445			$90,493

Net interest income		$687			$744
Interest rate spread			3.13%			3.34%

Net interest margin		3.26%			3.45%

Average interest-earning assets to average interest-bearing liabilities	115.06%			113.21%

Provision for Loan Losses. For the three months ended December 31, 2013, Tempo Bank’s loan loss allowance was unchanged at $368,000. Loan performance has improved resulting in a decrease in delinquencies. The declines in collateral values we have seen in the recent past have flattened and sales of existing homes have improved. During the three month periods ended December 31, 2013 and 2012, Tempo Bank recorded a provision for loan losses of $2,000 and $10,000, respectively.

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased for the three month period ended December 31, 2013 to $42,000 from $54,000 for the three months ended December 31, 2012 due primarily to a gain on the involuntary conversion of a nonmonetary asset to a monetary asset in the 2012 period. The involuntary conversion resulted from power surge damage to the Tempo Bank’s computer equipment and receipt of insurance proceeds of $15,000.

Noninterest Expense. Noninterest expense primarily consists of compensation and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense decreased $12,000, or 2.1%, for the three months ended December 31, 2013. The decrease was due primarily to a lower level of losses and expenses of foreclosed real estate charged to operations and other noninterest expenses, partially offset by increases in equipment and data processing costs.

Operations from foreclosed real estate decreased due to a higher level of foreclosure activity in the three months ended December 31, 2012. Equipment and data processing services increased as a result higher depreciation expense and data processing expenses. Other noninterest expense decreased due to an information technology risk assessment performed by an outside consultant during the three months ended December 31, 2012.

Income Taxes. Income tax expense for the three months ended December 31, 2013 was $70,000 compared to $97,000 for the three months ended December 31, 2012. The decrease in tax expense is primarily attributable to lower pre-tax income.

Results of Operations for the Nine Months Ended December 31, 2013 and 2012

Total Interest Income. Total interest income decreased $238,000, or 8.4%, to $2.6 million for the nine months ended December 31, 2013 when compared to $2.8 million for the nine months ended December 31, 2012. The decrease was primarily due to reductions in the yield of the loan portfolio to 4.68% for the nine months ended December 31, 2013 from 5.08% for the same period in 2012. The loan yield decreased due to the continuing low interest rate environment.

Total Interest Expense. Total interest expense decreased $90,000, or 14.7%, to $522,000 for the nine months ended December 31, 2013 from $612,000 for the nine months ended December 31, 2012. The decrease resulted primarily from lower market deposit rates and, to a lesser extent, lower average deposit balances.

The average rate on interest-bearing liabilities decreased to 0.93% for the nine months ended December 31, 2013 from 1.06% for the same period in 2012.

Net Interest Income. Net interest income decreased $148,000, or 6.7%, to $2.1 million for the nine months ended December 31, 2013 from $2.2 million for the nine months ended December 31, 2012. The decrease was due primarily to lower yields on the loan portfolio, partially offset by lower deposit rates and, to a lesser extent, lower deposit balances.

Our interest rate spread decreased 21 basis points to 3.09% for the nine months ended December 31, 2013 from 3.30% for the comparable period in 2012.

The following table summarizes average balances and average yields and costs for the nine months ended December 31, 2013 and 2012.

	Nine Months Ended December 31,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$73,484	$2,578	4.68%	$73,873	$2,816	5.08%
FHLBC Stock	1,165	3	0.34	1,165	3	0.34
Other interest-earning assets	11,477	16	0.19	11,639	16	0.18
Total interest-earning assets	86,126	2,597	4.02	86,677	2,835	4.36

Noninterest-earning assets	2,844			4,702
Total assets	88,970			91,379

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$5,655	$6	0.14%	$5,764	$10	0.23%
Savings accounts	13,717	27	0.26	12,844	33	0.34
Money market accounts	16,991	60	0.47	17,957	72	0.53
Certificates of deposit	33,294	249	1.00	35,766	317	1.18
Total interest-bearing deposits	69,657	342	0.65	72,331	432	0.80

FHLBC advances	5,000	180	4.80	5,000	180	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$74,657	$522	0.93%	$77,331	$612	1.06%

Noninterest-bearing NOW accounts	3,293			3,163
Other noninterest-bearing liabilities	816			1,094
Total liabilities	78,766			81,588

Stockholders’ equity	10,204			9,791
Total liabilities and stockholders’ equity	$88,970			$91,379

Net interest income		$2,075			$2,223
Interest rate spread			3.09%			3.30%

Net interest margin		3.21%			3.42%

Average interest-earning assets to average interest-bearing liabilities	115.36%			112.09%

Provision for Loan Losses. For the nine months ended December 31, 2013, Tempo Bank recorded a credit to the provision for loan losses of $13,000 to primarily reduce the unallocated allowance for loan losses created by modest improvements in non-performing loans. Loan performance has improved resulting in a decrease in delinquencies. The declines in collateral values we have seen in the recent past have flattened and sales of existing homes have improved. During the nine month period ended December 31, 2012, Tempo Bank recorded a provision for loan losses of $15,000 as the effects of the economic downturn and unemployment continued to negatively impact our market area.

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased for the nine month period ended December 31, 2013 to $122,000 from $140,000 for the nine months ended December 31, 2012 due primarily to a gain on the involuntary conversion of a nonmonetary asset to a monetary asset in the 2012 period. The involuntary conversion resulted from power surge damage to Tempo Bank’s computer equipment and receipt of insurance proceeds of $15,000.

Noninterest Expense. Noninterest expense primarily consists of compensation and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense decreased $31,000, or 1.8%, for the nine months ended December 31, 2013. The decrease was due primarily to a lower level of losses and expenses of foreclosed real estate charged to operations and other noninterest expenses, partially offset by increases in equipment and data processing costs and regulatory and professional fees.

Operations from foreclosed real estate decreased due to a higher level of foreclosure activity in the nine months ended December 31, 2012. Equipment and data processing services increased primarily as a result of information technology consulting services performed for Tempo Bank and higher depreciation expenses. Professional and regulatory fees increased due to higher legal and supervisory exam fees incurred. Other noninterest expense decreased due to an information technology risk assessment performed by an outside consultant during the nine months ended December 31, 2012.

Income Taxes. Income tax expense for the nine months ended December 31, 2013 was $210,000 compared to $270,000 for the nine months ended December 31, 2012. The decrease in tax expense is primarily attributable to lower pre-tax income.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and borrowings from the FHLBC. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $9.8 million. In addition, at December 31, 2013, we had the ability to borrow an additional $42.5 million from the Federal Home Loan Bank. On December 31, 2013, we had $5.0 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At December 31, 2013, there were no fixed-rate mortgage loan commitments. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2013 totaled $17.7 million, or 55.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in an extended low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is the origination of loans. Our primary financing activities consist of activity in deposit accounts and FHLBC advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, we exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 6 – Regulatory Capital Requirements of the Notes to the Unaudited Consolidated Financial Statements.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of new loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, see note 7- Financial Instruments with Off-Balance Sheet Risk of the Notes to the Unaudited Consolidated Financial Statements.

For the three and nine months ended December 31, 2013 and 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments improve consistency for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance did not have any material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, “Disclosures about an Employer’s Participation in a Multi-employer Plan.” The amendments require that employers provide additional quantitative and qualitative disclosures about their involvement in multiemployer pension plans. Additional disclosures include a description of the multiemployer plan in which the employer participates; level of contributions made to the plan; and financial health of the multiemployer plan, including the funded status. The amendments do not change the current recognition and measurement guidance for a multiemployer plan. For public entities, the amendments are effective for annual periods for fiscal years ending after December 15, 2011. The amendments are to be applied retrospectively for all prior periods presented. Adoption of this new guidance did not have any material impact on the Company’s consolidated financial statements.

Impact of Inflation and Changing Price

Our consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Analysis of Nonperforming and Classified Assets. We consider foreclosed real estate, repossessed assets, nonaccrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. There were no changes in our nonaccrual loan policy during the three and nine months ended December 31, 2013 and 2012.

Troubled debt restructurings are loans where concessions have been granted to borrowers experiencing financial difficulties.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure less estimated selling costs. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Nonperforming Assets

Nonaccrual loans at December 31, 2013 consisted of three loans secured by single-family properties and one consumer loan. The largest lending relationship in the nonperforming loan category amounted to $291,000, which was secured by one single-family dwelling. While improving, the level of nonaccrual loans continues to reflect a slow local and regional economy, job layoffs, divorce and health issues that impact borrowers. There were no troubled debt restructurings included in the nonaccrual loan category for any of the periods presented.

Accruing troubled debt restructurings increased to $971,000 at December 31, 2013 from $471,000 at March 31, 2013 due to the restructuring of a single-family loan of $499,000 to a 10-year balloon loan which included a rate reduction from 3.625% to 3.50%. This loan was included in nonaccrual loans as of March 31, 2013.

We did not have any accruing loans past due 90 days or more at the dates presented above. Interest income that would have been recorded for the nine months ended December 31, 2013 had nonaccruing loans been current according to their original terms amounted to $20,000. Income related to nonaccrual loans included in interest income for the nine months ended December 31, 2013 was $1,000.

At December 31, 2013, we had no loans which were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

Foreclosed real estate decreased by $15,000 during the nine months ended December 31, 2013 due to a write-down to record a single-family residential property to its estimated fair value less estimated selling costs.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

See Note 3 to our unaudited consolidated financial statements for a description by loan category of our classified assets as of December 31, 2013 and March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Association’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.0	Amended and Restated Plan of Conversion and Reorganization

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp.

3.2	Bylaws of Sugar Creek Financial Corp. (1)

4.0	Form of Common Stock Certificate of Sugar Creek Financial Corp. (1)

31.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission in the Registration Statement on Form S-1, initially filed on December 6, 2013 (File number 333-192700), and any amendments thereto.

*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: March 28, 2014	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer

