Form 10-K
period 2014-03-31
Sugar Creek Financial Corp./MD/
filed 2014-06-27
CIK 1592407

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-55170

SUGAR CREEK FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	38-3920636
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

28 West Broadway, Trenton, Illinois	62293
(Address of principal executive offices)	(Zip Code)

(618) 224-9228

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 20, 2014, the Registrant had 949,322 shares of common stock outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price as of the last day of the Registrant’s most recently completed second fiscal quarter, as reported by the OTC Bulletin Board, was approximately $4.6 million.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

2

PART I

ITEM 1.          Business

This Annual Report contains certain “forward-looking statements” within the meaning of the federal securities laws that are based on assumptions and may describe future plans, strategies and expectations of Sugar Creek Financial Corp. (“Sugar Creek Financial” or the “Company”) and Tempo Bank (the “Bank”). These forward-looking statements are generally identified by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Sugar Creek Financial and its subsidiary include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates; adjustments to the allowance for loan losses based upon regulatory examinations and changes in federal and state legislation and regulation. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We assume no obligation to update any forward-looking statements.

General - Our Business

Sugar Creek Financial Corp.

On April 8, 2014, Sugar Creek Financial Corp. (the “Company”), the Maryland-chartered holding company for Tempo Bank (the “Bank”), completed the “second step” conversion of the Bank from the mutual holding company to the stock holding company form of organization (the “Conversion”) pursuant to an Amended and Restated Plan of Conversion and Reorganization. Upon completion of the Conversion, the Company became the holding company for the Bank and 535,127 shares of common stock, par value $0.01 per share, of the Company were sold in subscription and community offerings to certain depositors of the Bank and other investors for $7.00 per share. In addition, approximately, 414,195 additional shares of the Company’s common stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for the outstanding shares of common stock of Sugar Creek Financial Corp. (“Old Sugar Creek Financial Corp.”), the former federally-chartered mid-tier holding company for the Bank, held by persons other than Sugar Creek MHC. Each share of common stock of Old Sugar Creek Financial Corp. was converted into the right to receive 1.0453 shares of Common Stock in the Conversion.

Sugar Creek Financial Corp.’s primary business activities, apart from owning the shares of Tempo Bank, currently consists of loaning funds to Tempo Bank’s ESOP and investing in deposit accounts at Tempo Bank.

At March 31, 2014, Sugar Creek Financial Corp. had consolidated assets of $94.1 million, deposits of $77.8 million and stockholders’ equity of $10.4 million. The Company’s executive offices are located at 28 West Broadway Street, Trenton, Illinois 62293, and its telephone number at that address is (618) 224-9228.

Tempo Bank

 Tempo Bank was originally chartered in 1889 as an Illinois state-chartered mutual building and loan association named “Trenton Building and Loan Association.” Tempo Bank converted to a federally chartered savings bank in 1989 and changed its name to “Tempo Bank, A Federal Savings Bank.” Tempo Bank adopted its present name in October 2006. Tempo Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”).

The Bank’s website address is www.tempobank.com. Information on our website should not be considered a part of this Annual Report.

Market Area

We are headquartered in Trenton, Illinois. In addition to our main office, we operate a full-service branch office in Breese, Illinois. Trenton and Breese are located in Clinton County, Illinois, approximately 35 miles east of St. Louis, Missouri. Historically, substantially all of our loans were made to borrowers who resided within approximately 18 miles of our main office, which includes the communities in Clinton County, eastern St. Clair County and southeastern Madison County.

The communities served by Tempo Bank are economically diverse. The communities in Clinton County and southeastern Madison County are generally rural and have an agriculturally-based economy. St. Clair County, Illinois is immediately due east of St. Louis, Missouri and is home to Scott Air Force Base. The communities that we serve in eastern St. Clair County were once dominated by agriculture. As the St. Louis metropolitan area has expanded in Illinois, the communities in eastern St. Clair County have experienced moderate economic expansion and now consist of a diverse blend of industries, urban centers and significant corporate investment. Although eastern St. Clair County is home to several growing communities, the median household income in St. Clair County as a whole was below the Illinois and national median household incomes in 2012.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large holding companies operate banks in our market area, including Bank of America, U.S. Bancorp and PNC Financial Services Group. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 8.0% of the deposits held by FDIC-insured institutions in Clinton County, Illinois, which was the fifth largest market share out of 11 institutions having office locations within Clinton County.

Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

Single-Family Owner and Non-owner Occupied Residential Loans. The largest segment of our loan portfolio is single-family residential loans, which are collateralized by owner occupied and non-owner occupied single-family properties. We offer three types of residential mortgage loans: fixed-rate loans, balloon loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of 10, 15, 20, 25 or 30 years and balloon mortgage loans with terms of three, five, 10 or 15 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually or every three years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one year U.S. Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan. Our current practice is to retain all mortgage loans that we originate in our loan portfolio.

Borrower demand for adjustable-rate or balloon loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate or balloon loans. The relative amount of fixed-rate, balloon and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While single-family residential owner and non-owner occupied real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest only loans.

We generally do not make high loan-to-value loans (defined as loans with a loan-to-value ratio of 90% or more) without private mortgage insurance. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

We adhere to specific underwriting guidelines for our single-family non-owner occupied loans. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. We periodically monitor the performance and cash flow sufficiency of certain residential rental property borrowers based on a number of factors such as loan performance, loan size, total borrower credit exposure, and risk grade. Our current policy requires us to obtain annual financial statements from residential rental borrowers.

Commercial and Multi-Family Real Estate Loans. We occasionally offer fixed-rate, balloon and adjustable-rate mortgage loans secured by commercial and multi-family real estate. Our commercial and multi-family real estate loans are generally secured by apartment, retail, restaurant and office/warehouse buildings.

While the terms of our commercial and multi-family real estate loans are set on a case by case basis, generally these loans are balloon loans with terms of three, five, 10 or 15 years. Loans are secured by first mortgages, and amounts generally do not exceed 85% of the property’s appraised value.

As of March 31, 2014, our largest commercial real estate loan was $658,000 and was secured by a medical office building. Our largest multi-family real estate loan was $248,000 and was secured by a 16 unit apartment building. Both of these loans were performing in accordance with their original terms at March 31, 2014.

Land Loans. We also originate fixed-rate loans secured by unimproved land. Our land loans generally have terms of 15 years or less and loan amounts generally do not exceed 85% of the lesser of the appraised value or the purchase price. As of March 31, 2014, our largest land loan was $266,000 and was secured by undeveloped land. This loan was performing in accordance with its original terms at March 31, 2014.

Consumer Loans. Our consumer loans consist primarily of new and used automobile loans and home equity loans. We occasionally make loans secured by deposit accounts.

Our automobile loans have fixed interest rates and generally have terms up to five years for new automobiles and four years for used automobiles. We will generally offer automobile loans with a maximum loan-to-value ratio of 90% of the purchase price of the vehicle.

We generally offer home equity loans with a maximum combined loan-to-value ratio of 89% or less. Home equity loans have fixed interest rates and terms that typically range from one to 15 years.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting Risks

 Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Single-family Non-owner Occupied Residential Loans. Loans secured by residential investment rental properties represent a unique credit risk to us and, as a result, we adhere to specific underwriting guidelines for such loans. Additionally, we have established specific loan portfolio concentration limits for loans secured by residential rental property to prevent excessive credit risk that could result from an elevated concentration of these loans. A primary risk factor in non-owner occupied residential real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the successful operation and management of the properties, as well as, the ability of tenants to pay rent. As a result, repayment of such loans may be subject to adverse economic conditions and unemployment trends, and may be sensitive to changes in the supply and demand for such properties. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. We periodically monitor the performance and cash flow sufficiency of certain residential rental property borrowers based on a number of factors such as loan performance, loan size, total borrower credit exposure, and risk grade.

Commercial and Multi-Family Real Estate Loans and Land Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than single-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. Loans secured by undeveloped land generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full repayment. As a result, repayment of commercial and multi-family real estate and land loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a commercial or multi-family real estate loan or a land loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25. An environmental survey or environmental risk assessment is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are real estate agents and home builders, existing customers, walk-in traffic, advertising and referrals from customers. We generally originate loans for our portfolio and generally do not purchase or sell loans or participation interests in loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. All loans over $50,000 must be approved by the loan committee of the board of directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our total risk-based capital. At March 31, 2014 our regulatory limit on loans to one borrower was $1.5 million. At that date, our largest lending relationship was $883,000, secured by four single-family non-owner occupied properties and undeveloped land.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days. At March 31, 2014, there were $138,000 in outstanding mortgage loan commitments.

Investment Activities

 We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Chicago (“FHLBC”) stock.

At March 31, 2014, our investment portfolio totaled $1.2 million, and consisted solely of our investment in FHLBC stock.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The board of directors is also responsible for implementation of the investment policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a monthly basis, or more frequently if warranted.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of Illinois. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing NOW accounts, interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer commercial checking accounts designed for the businesses operating in our market area. We do not have any brokered deposits.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has generally been to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

Borrowings. We utilize advances from the FHLBC to supplement our investable funds. The FHLBC functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the FHLBC and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are generally equivalent to a percentage of an institution’s pledged assets, based upon the FHLBC’s assessment of the institution’s creditworthiness.

Personnel

As of March 31, 2014, we had seventeen full-time employees and three part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Sugar Creek Financial’s only subsidiary is Tempo Bank. Tempo Bank does not have any subsidiaries.

Regulation and Supervision

General. Tempo Bank, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and by the FDIC as the insurer of its deposits. Tempo Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Tempo Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate Tempo Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on New Sugar Creek and Tempo Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of Tempo Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Tempo Bank was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Tempo Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are or will be applicable to Tempo Bank and New Sugar Creek are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Tempo Bank and New Sugar Creek.

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as Tempo Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk- based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, which are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the OCC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Sugar Creek Financial and Tempo Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Tempo Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250,000. Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate by more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Tempo Bank. Management cannot predict what insurance assessment rates will be in the future.

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of September 30, 2013, Tempo Bank maintained 95.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30 days prior written notice to, and receive the nonobjection of, the Federal Reserve Board of the capital distribution if, like Tempo Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC. If Tempo Bank’s capital ever fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Tempo Bank received an “outstanding” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits Tempo Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Tempo Bank, including Sugar Creek Financial). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by New Sugar Creek to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Tempo Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Tempo Bank may make to insiders based, in part, on Tempo Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The OCC currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System. Tempo Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Tempo Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Tempo Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2014 of $1.2 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2013, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2014, require a 3% ratio on net transaction accounts up to and including $89.0 million, a 10% reserve ratio is applied above $89.0 million and an exemption for the first otherwise reservable balances of $13.3 million. Tempo Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations

Tempo Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Tempo Bank also are subject to laws such as the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. As a savings and loan holding company, Sugar Creek Financial is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Tempo Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as Sugar Creek Financial may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including New Sugar Creek. See “Regulation and Supervision-Federal Banking Regulation-Capital Requirements.”

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Federal Reserve Board policy also provides that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Acquisition of Sugar Creek Financial. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Emerging Growth Company Status. The JOBS Act, which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Sugar Creek Financial qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Sugar Creek Financial also is not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Sugar Creek Financial has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2008. For its 2014 fiscal year, Sugar Creek Financial’s maximum federal income tax rate was 34.0%.

Sugar Creek Financial and Tempo Bank have entered into a tax allocation agreement. Because Sugar Creek Financial owns 100% of the issued and outstanding capital stock of Tempo Bank, Sugar Creek Financial and Tempo Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group Sugar Creek Financial is the common parent corporation. As a result of this affiliation, Tempo Bank may be included in the filing of a consolidated federal income tax return with Sugar Creek Financial and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.

Distributions. If Tempo Bank makes “non-dividend distributions” to Sugar Creek Financial, the distributions will be considered to have been made from Tempo Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of March 31, 1988, to the extent of the “non-dividend distributions,” and then from Tempo Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Tempo Bank’s taxable income. Non-dividend distributions include distributions in excess of Tempo Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Tempo Bank’s current or accumulated earnings and profits will not be so included in Tempo Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Tempo Bank makes a non-dividend distribution to Sugar Creek Financial, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Tempo Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Sugar Creek Financial is subject to the Illinois’ Corporate Income Tax at the rate of 7.0% and a 2.5% personal property tax replacement income tax on their base income. The base income is calculated by taking the federal taxable income and adding back certain items (e.g., state, municipal, and other interest income excluded from federal taxable income) and subtracting others (e.g., interest income from U.S. Treasury obligations).

ITEM 1A.          Risk Factors

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process in Illinois, and extended workout plans with certain borrowers. As we work through the resolution of these assets, continued economic problems may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Adverse conditions in the local economy or real estate market could hurt our profits.

A substantial portion of our loan portfolio consists of loans secured by real estate in Clinton County, southwestern Madison County and eastern St. Clair County. As a result, our success depends to a large degree on the general economic conditions in those areas that comprise our market. In particular, the economy of eastern St. Clair County and the surrounding communities is heavily dependent on Scott Air Force Base, which employs over 10,000 military and civilian personnel. In addition, several defense contractors are currently located in communities near Scott Air Force Base. As a result, a downturn in the local economy, particularly resulting from defense budget cuts or the downsizing or closing of Scott Air Force Base, could cause significant increases in nonperforming loans, which would hurt our earnings. We have no reason to believe that Scott Air Force Base might be downsized or closed. In addition, significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

Our local economy may affect our future growth possibilities and operations in our primary market area. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand in our market area. Our market has experienced a significant downturn in recent years in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. Continued adverse conditions in our local economy may limit funds available for deposit and may negatively affect demand for loans, both of which could have an impact on our profitability.

Our allowance for loan losses may be inadequate, which could hurt our earnings.

When borrowers default and do not repay the loans that we make to them, we may lose money. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. A large loss could deplete the allowance and require substantial provisions to replenish the allowance, which would negatively affect earnings.

In addition, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Loan Losses” for a discussion of the procedures we follow in establishing our loan loss allowance.

Our emphasis on single-family real estate exposes us to increased credit risks.

Single-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our local housing market has reduced the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our non-owner-occupied real estate loans may expose us to increased credit risk.

At March 31, 2014, $8.4 million, or 12.7% of our single-family loans and 11.4% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with Tempo Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan. As a result of these credit risks, we adhere to specific underwriting guidelines for non-owner occupied real estate loans. See “Our Business—Loan Underwriting Risks—Single-Family Non-owner Occupied Residential Loans.”

If our foreclosed real estate is not properly valued or if our reserves are insufficient, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as foreclosed real estate and at certain other times during the holding period of the asset. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated fair value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value less estimated selling costs. If our valuation process is incorrect, or if property values decline, the fair value of our foreclosed real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. In addition, bank regulators periodically review our foreclosed real estate and may require us to recognize further charge-offs. Significant charge-offs to our foreclosed real estate could have a material adverse effect on our financial condition and results of operations.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past several years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and purchases of mortgage-backed securities. Historically, our interest-bearing liabilities have repriced or matured more quickly than our interest-earning assets. As a result, rates paid on our interest-bearing liabilities have decreased more quickly than the rates we pay on the loans we have originated. Consequently, our interest rate spreads increased in the short term. However, our ability to reduce our interest expense is now highly limited while the average yields on our interest-earning assets may continue to decrease. Accordingly, our interest rate spreads and our net interest income may decrease, which would adversely affect our profitability.

Changes in interest rates may hurt our earnings and asset value.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) the ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) the ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities, our profitability could be adversely affected as a result of changes in interest rates.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base makes it difficult to generate meaningful non-interest income. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

We depend upon the services of key executives and we could be harmed by the loss of their services.

We rely heavily on our Chief Executive Officer and Chief Financial Officer, Robert J. Stroh, Jr., and on our President and Chief Operating Officer, Frank J. Eversman. The loss of either or both individuals could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We have entered into employment agreements with each of these executive officers but do not have key man life insurance on these executives.

Regulation of the financial services industry is undergoing major changes, and we may be adversely affected by changes in laws and regulations.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation impacting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate. The Dodd-Frank Act restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated Tempo Bank, into the Office of the OCC, and assigning the regulation of savings and loan holding companies, including Sugar Creek Financial, to the Federal Reserve Board. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. As required by the Dodd-Frank Act, the federal banking regulators have proposed new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Tempo Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations may not be known for years until final regulations implementing the statute are adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

As a result of the Dodd-Frank Act and recent rulemaking, we will become subject to more stringent capital requirements.

On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. See “Business – Regulation and Supervision – Federal Banking Regulation – Capital Requirements.” The application of more stringent capital requirements for Tempo Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, Tempo Bank’s ability to pay dividends will be limited if Tempo Bank does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the OCC, our primary federal regulators, and by the FDIC, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Tempo Bank rather than for holders of Sugar Creek Financial common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements is expected to increase our expenses.

We expect that the obligations of being a public reporting company will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012. We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about our executive compensation and omission of compensation discussion and analysis disclosure, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. We also are not subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including the requirement that an independent registered public accounting firm attest to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important. If we take advantage of any of these exemptions, some investors may find our common stock less attractive, which could hurt our stock price. In addition, we have elected to use the extended transition period to delay adoption of new or revised accounting standards applicable to public companies until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. See “Business – Regulation and Supervision – Holding Company Regulation – Emerging Growth Company Status.”

ITEM 1B.         Unresolved Staff Comments

None.

ITEM 2.         Properties

We conduct our business through our main office in Trenton, Illinois and our branch office in Breese, Illinois, both of which we own. The net book value of our land, buildings, furniture, fixtures and equipment was $1.1 million as of March 31, 2014.

ITEM 3.         Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceeding that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.         Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.         Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a)	Market Information, Holders and Dividend Information. Our common stock is quoted on the OTC Bulletin Board under the symbol ”SUGR.” The approximate number of holders of record Sugar Creek Financial common stock as of March 31, 2014 was 166. Certain shares of Sugar Creek Financial are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth the high and low sales prices for the common stock as reported on the OTC Bulletin Board and the dividends paid on the common stock for each full quarterly period during the past two fiscal years.

Quarter Ended:	High	Low	Dividends
March 31, 2014	$9.75	$8.60	$-
December 31, 2013	10.49	5.80	-
September 30, 2013	6.50	5.70	0.10
June 30, 2013 .	5.70	5.50	-

March 31, 2013	$5.50	$5.50	$-
December 31, 2012	5.50	5.50	-
September 30, 2012	5.00	5.00	-
June 30, 2012	5.00	5.00	-

Maryland law generally permits Sugar Creek Financial to pay dividends on its common stock unless, after giving effect to the dividend, Sugar Creek Financial would be unable to pay its debts as they become due in the usual course of its business or its total assets would be less than its total liabilities. The ability of Sugar Creek Financial to pay dividends depends primarily of the ability of Tempo Bank to pay dividends to Sugar Creek Financial. See note 10 to the Notes to the Consolidated Financial Statements for a discussion of the legal restrictions on the ability of Tempo Bank to pay dividends.

(b)	Sales of Unregistered Securities. Not applicable.

(c)	Use of Proceeds. Sugar Creek Financial closed its second step offering on April 8, 2014. In accordance with the Plan of Conversion, the shares of common stock were offered to eligible depositors of Sugar Creek Financial and members of the general public. Keefe, Bruyette & Woods, Inc. received a fee of $200,000 for the shares sold in the offering.

In the stock offering, Sugar Creek Financial sold 535,127 shares of its common stock at a price of $7.00 per share, for gross offering proceeds of $3,745,889.

Expenses related to the offering were $929,627 resulting in net proceeds of $2.8 million which will be used to fund loan originations. Of the $2.8 million, Sugar Creek Financial received $1.1 million; $300,000 was loaned by Sugar Creek Financial to a trust for the Bank’s ESOP; and, $1.4 million was contributed to Tempo Bank in the form of additional paid in capital.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e)	Stock Repurchases. Not Applicable.

(f)	Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.         Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.         Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This section is intended to help potential investors understand the financial performance of Sugar Creek Financial through a discussion of the factors affecting our financial condition at March 31, 2014 and 2013 and our consolidated results of operations the years ended March 31, 2014 and 2013. This section should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements that appear at page F1.

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

A secondary source of income is non-interest income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from service charges on deposit accounts, and to a lesser extent, loan service charges.

Allowance for Loan Losses. The allowance for loan losses is for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances for losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of compensation and benefits expenses, occupancy expenses, equipment and data processing expenses, FDIC premiums, costs from operation of foreclosed real estate, professional and regulatory fees and other miscellaneous expenses, including legal and accounting fees and expenses of stockholder communications and meetings.

Our largest noninterest expense is compensation and benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans and other employee benefits, including employee stock ownership plan allocations and restricted stock awards made under the 2007 Equity Incentive Plan.

Critical Accounting Policies

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of U.S. generally accepted accounting principles. Our significant accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements.

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

The recently enacted JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. If we choose to take advantage of the benefits of this extended transition period, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to operations. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of qualitative loss factors to be applied to the various segments of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least monthly. The allowance consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers non-impaired loans and is based on the historical loan loss experience for the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See notes 1 and 3 of the Notes to the Consolidated Financial Statements.

Business Strategy

Our mission is to operate as a well-capitalized profitable community-oriented financial institution. Highlights of our business strategy are discussed below.

Remaining a community-oriented institution

We were established in 1889 and have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate and remain dedicated to providing customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. We believe that our community orientation is attractive to our customers and distinguishes us from the large banks that operate in our area.

Continue to emphasize the origination of single-family, owner occupied lending

Our primary lending activity is the origination of residential real estate loans secured by homes in our market area. We are a portfolio lender and generally do not sell loans in the secondary market. At March 31, 2014, 78.8% of our total loans were single-family, owner occupied loans. We believe our emphasis on single-family, owner occupied lending, which carries a lower credit risk than single-family, non-owner occupied, commercial and multi-family real estate lending, contributes to our high asset quality.

Building core deposits by expanding our branch network into growing communities

Although most of the communities in Clinton County are rural and have an agricultural-based economy, there are many communities in the eastern St. Louis metropolitan area that are experiencing population growth and economic expansion. We intend to pursue growth of core deposit relationships by expanding into these growing communities through acquisitions, or de novo branching.

Enhancing core earnings by increasing lower cost transaction and savings accounts and continued emphasis on operational efficiencies.

Checking, savings and money market accounts are a lower cost source of funds than certificates of deposits, and we have made a concerted effort to increase lower-cost transaction deposit accounts and reduce our dependence on traditional higher cost certificates of deposit. Our ratio of certificates of deposit to total deposits has decreased from 45.8% at March 31, 2013 to 41.7% at March 31, 2014.

Growing our single-family non-owner occupied loans and, to a lesser extent, commercial and multi-family real estate loan portfolio

As the St. Louis market continues to grow eastward to the communities we serve in Illinois, we anticipate that there will be many single-family non-owner occupied and commercial and multi-family real estate loan opportunities that we may pursue with our conservative underwriting guidelines. At March 31, 2014, single-family non-owner occupied and commercial and multi-family real estate loan comprised 16.5% of total loans. We believe the expansion of these types of lending will help diversify our balance sheet, improve our interest rate risk exposure and increase our presence in our market area.

Continue to use conservative underwriting practices to maintain the high quality of our loan portfolio

We believe that maintaining high asset quality is a key to long-term financial success. We have sought to grow our loan portfolio while keeping nonperforming assets to a minimum. We use underwriting standards that we believe are conservative and we diligently monitor collection efforts, At March 31, 2014, our non-performing loans were 1.6% of our loan portfolio. We intend to continue our efforts to originate single-family non-owner occupied loans and, to a lesser extent, commercial and multi-family loans and intend to maintain our philosophy of managing large loan exposures through our conservative approach to lending.

Balance Sheet Analysis

Cash and Cash Equivalents. Cash and cash equivalents increased by $2.2 million to $16.6 million at March 31, 2014 from $14.4 million at March 31, 2013 as a result of deposits for stock orders during the conversion and new customer deposits.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At March 31, 2014, single-family owner occupied residential real estate loans totaled $58.1 million, compared to $55.8 million of total loans at March 31, 2013. Increases in single-family owner occupied residential real estate loans are the result of our continued emphasis on this type of lending and improving economic conditions in the local and regional area.

Single-family non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $8.4 million at March 31, 2014 compared to $9.6 million of total loans, at March 31, 2013. Decreases in this segment were a result of repayments by borrowers created by sales of the underlying real estate investment.

Multi-family and commercial real estate loans totaled $3.8 million at March 31, 2014 compared to $4.8 million at March 31, 2013. Reductions in these loan segments were a result of repayments by borrowers largely as a result of the competitive environment for financing these types of mortgage loans.

Consumer loan balances totaled $1.9 million at March 31, 2014 compared to $1.7 million at March 31, 2013. Fewer manufacturers’ special financing promotions for automobile loans resulted in a modest increase in this segment of the loan portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated.

Table 1: Loan Portfolio Analysis

	March 31,
	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Single-family, owner occupied	$58,116	78.77%	$55,801	76.04%
Single-family, non-owner occupied	8,437	11.43	9,569	13.04
Multi-family	783	1.06	941	1.28
Commercial real estate	2,981	4.04	3,839	5.23
Land	1,554	2.11	1,501	2.05
Total real estate loans	71,871	97.41	71,651	97.64

Consumer loans:
Consumer loans	1,912	2.59	1,729	2.36
Total loans	73,783	100.00%	73,380	100.00%

Allowance for losses	(304)		(383)
Net deferred loan fees	(92)		(100)
Loans, net	$73,387		$72,897

At March 31, 2014, fixed-rate loans, balloon loans and adjustable-rate loans totaled $40.8 million, $32.9 million and $45,000, respectively.

Loan originations for the year ended March 31, 2014 totaled $15.2 million, down $3.3 million from $18.5 million for the year ended March 31, 2013.

Principal payment and prepayment cash flows from the loan portfolio for the year ended March 31, 2013 totaled $14.8 million, down $4.4 million from $19.2 million for the year ended March 31, 2013.

Tempo Bank uses the principal payment and prepayment cash flows to calculate a ratio that indicates the volume of loan portfolio turnover. It is determined by dividing total principal payments and prepayments during the period being measured by the gross loan portfolio balance at the beginning of the period. For the years ended March 31, 2014 and 2013, the turnover ratio was 20.2% and 25.9%.

The following table illustrates the projected contractual principal cash flows for all loans with any remaining balance being placed into the appropriate time periods based on the timing of the payment cash flows for fixed and balloon rate loans, and next repricing period for all variable rate loans. Additional prepayment projections are not included in these projections and would significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The amounts shown below exclude net deferred loan fees and deferred income.

Table 2: Loan Portfolio Contractual Cash Flows

		More than	More than
	One year	One to	Five to	Over
March 31, 2014 (Dollars in thousands)	or Less	Five Years	Ten Years	Ten years	Total

Single-Family Real Estate Loans	$4,359	$17,724	$25,964	$18,506	$66,553
Multi-family	88	397	269	29	$783
Commercial Real Estate	227	1,207	1,187	360	$2,981
Land	159	662	590	143	$1,554
Consumer	887	877	148	-	$1,912
Total Loans	$5,720	$20,867	$28,158	$19,038	$73,783

Contractual cash flows due after one year:
Fixed rate loans (including balloon loans)		$16,349	$28,158	$19,038	$63,545
Adjustable-rate loans		4,518	-	-	4,518
Total		$20,867	$28,158	$19,038	$68,063

Investments. At March 31, 2014, our investment portfolio totaled $1.2 million and consisted solely of our investment in the FHLBC stock. Our investment in FHLBC stock was unchanged from March 31, 2013. At March 31, 2014, $491,000 of our investment in FHLBC stock consisted of excess or voluntary stock.

We had no investments that had an aggregate book value in excess of 10% of our stockholders’ equity at March 31, 2014, except for our investment in FHLBC.

Premises and Equipment, Net. At March 31, 2014, premises and equipment, net, totaled $1.1 million, an increase of $142,000 from $1.0 million at March 31, 2013. The increase was due to capital improvements to the buildings, alarm systems and the installation of an emergency generator to implement Tempo Bank’s disaster recovery/business continuation program.

Other Assets. Other assets totaled $770,000 at March 31, 2014, an increase of $496,000 from March 31, 2013. The increase over the period was due to deferred conversion costs of $468,000 and the timing of prepaid items.

Deposits. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. Deposits increased $3.5 million for the year ended March 31, 2014, as core deposits increased $5.1 million and certificates of deposit decreased $1.6 million. The increase in deposits during the year ended March 31, 2014 was a result of depositors returning gains from the stock market and other savings and from cash received for stock orders during the stock conversion. At March 31, 2014 and March 31, 2013, we had no brokered deposits.

Table 3: Deposits

	March 31,
	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing NOW accounts	6,832	8.78%	3,659	4.93%
NOW accounts	6,314	8.12	5,747	7.74
Savings accounts	13,875	17.83	13,364	17.99
Money market accounts	18,351	23.59	17,499	23.56
Certificates of deposit	32,429	41.68	34,005	45.78
Total	$77,801	100.00%	$74,274	100.00%

Table 4: Time Deposit Maturities of $100,000 or more

	March 31,
(Dollars in thousands)	2014	2013
Maturity Period
Three months or less	$738	$320
Over three through six months	1,098	1,530
Over six through twelve months	1,284	2,150
Over twelve months	6,158	4,870
Total	$9,278	$8,870

Borrowings. Occasionally, we utilize FHLBC advances to supplement our supply of funds for loans. Borrowings were unchanged for the years ended March 31, 2014 and 2013. During the years ended March 31, 2014 and 2013, there were no new advances or repayments made. In the table below, the weighted average interest rate during the year is based on the weighted average balances determined on a monthly basis. At March 31, 2014, the entire $5.0 million advance matures on February 13, 2017.

Table 5: Borrowings

	Year Ended
	March 31,
(Dollars in thousands)	2014	2013
Maximum amount outstanding at any month end during the period:
FHLB advances	$5,000	$5,000
Average amount outstanding during the period:
FHLB advances	5,000	5,000
Weighted average interest rate during the period:
FHLB advances	4.71%	4.71%
Balance outstanding at end of period:
FHLB advances	5,000	5,000
Weighted average interest rate at end of period:
FHLB advances	4.71%	4.71%

Stockholder’s Equity. Stockholder’s equity increased due primarily to net earnings of $407,000 for the year ended March 31, 2014, partially offset by dividends paid of $87,000.

Comparison of Results of Operations for the Years Ended March 31, 2014 and 2013

Table 6: Statements of Earnings Summary

			Increase
Years Ended March 31, (Dollars in thousands)	2014	2013	(Decrease)	% Change
Net interest income	$2,750	$2,962	$(212)	(7.16)%
Provision for loan losses	63	(26)	89	(342.31)
Noninterest income	165	177	(12)	(6.78)
Noninterest expense	(2,312)	(2,418)	106	(4.38)
Income taxes	(259)	(277)	18	(6.50)
Net earnings	$407	$418	$(11)	(2.64)%
Return on average stockholders' equity	3.97%	4.24%
Return on average assets	0.45	0.46

Average stockholders' equity	$10,242	$9,847
Average assets	89,430	91,075

Total Interest Income. Total interest income decreased due to a lower loan yield earned on the loan portfolio. The yield decreased as a result of lower market rates.

Total Interest Expense. Total interest expense decreased primarily to lower market rates and, to a lesser extent, decreased average balances of certificates of deposit.

Net Interest Income. Net interest income decreased as a result of lower yields on the loan portfolio, partially offset by lower deposit rates and, to a lesser extent, lower deposit average balances. Deposit interest expense decreased by $104,000 while interest income from the loan portfolio decreased by $314,000. As a result, the interest rate spread decreased to 3.13% for the year ended March 31, 2014 from 3.28% for the year ended March 31, 2013 and the net interest margin similarly decreased to 3.24% at March 31, 2014 from 3.40% at March 31, 2013.

Table 7: Analysis of Net Interest Income

			Increase
Years Ended March 31, (Dollars in thousands)	2014	2013	(Decrease)	% Change
Components of net interest income
Loans	$3,414	$3,728	$(314)	(8.42)%
Stock in FHLB of Chicago	4	4	-	-
Other interest-earning assets	19	21	(2)	(9.52)
Total interest income	3,437	3,753	(316)	(8.42)
Deposits	(448)	(552)	104	(18.84)
Borrowings	(239)	(239)	-	-
Total interest expense	(687)	(791)	104	(13.15)
Net interest income	$2,750	$2,962	$(212)	(7.16)%

Table 8: Average yields and rates paid

			Increase
Years Ended March 31, (Dollars in thousands)	2014	2013	(Decrease)	% Change
Interest-earning assets	4.05%	4.31%	(0.26)%	(5.57)%
Interest-bearing liabilities	0.92	1.03	(0.11)	(10.68)
Interest rate spread	3.13	3.28	(0.15)	(4.57)
Net interest margin	3.24	3.40	(0.16)	(4.71)
Average balances
Loans	$73,938	$73,784	$154	0.21%
Stock in FHLB of Chicago	1,165	1,165	-	-
Other interest-earning assets	9,692	12,121	(2,429)	(20.04)
Deposits	69,780	71,909	(2,129)	(2.96)
Borrowings	5,000	5,000	-	-

Provision (Credit) for Loan Losses. The provision for loan losses was a credit of $63,000 for the year ended March 31, 2014, compared to a provision of $26,000 for the year ended March 31, 2013. The credit to the provision for loan losses resulted from the reduction in the historical loss experience ratio, which is derived over a period of three years. Loan performance has improved resulting in a decrease in delinquencies and modest improvements in nonperforming loans.

The allowance for loan losses was $304,000, or 0.41% of total loans outstanding as of March 31, 2014, as compared with $383,000, or 0.52% of total loans outstanding as of March 31, 2013. A breakdown of the allowance for loan losses by loan category is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income decreased $12,000 for the fiscal year 2014. During fiscal 2013, Tempo Bank recognized a gain on the involuntary conversion of a nonmonetary asset to a monetary asset. The involuntary conversion resulted from power surge damages to Tempo Bank’s computer equipment and receipt of insurance proceeds of $15,000.

Table 9: Noninterest Income Summary

			Increase
Years Ended March 31, (Dollars in thousands)	2014	2013	(Decrease)	% Change
Loan service charges	$25	$25	$-	- %
Service charges on deposit accounts	121	125	(4)	(3.20)
Gain on involuntary conversion	-	15	(15)	-
Other	19	12	7	58.33
Total	$165	$177	$(12)	(6.78)%

Noninterest Expense. Noninterest expense decreased $106,000 for fiscal 2014 from $2.4 million for fiscal 2013 primarily as a result of lower costs of operations of foreclosed real estate, partially offset by increases in equipment and data processing expense.

Operations from foreclosed real estate decreased due to a higher level of activity in fiscal 2013. Equipment and data processing increased primarily as a result of information technology consulting services performed for the Bank in 2014.

Table 10: Noninterest Expense Summary

			Increase
Years Ended March 31, (Dollars in thousands)	2014	2013	(Decrease)	% Change
Compensation and benefits	$1,307	$1,322	$(15)	(1.13)%
Occupancy expense	129	118	11	9.32
Equipment and data processing	359	334	25	7.49
FDIC premium expense	64	76	(12)	(15.79)
Operations of foreclosed real estate, net	36	169	(133)	(78.70)
Professional and regulatory fees	169	148	21	14.19
Other	248	251	(3)	(1.20)
Total	$2,312	$2,418	$(106)	(4.38)%

Income Taxes. Income taxes were $259,000 for 2014, reflecting an effective tax rate of 38.9%, compared to $277,000 for 2013, reflecting an effective tax rate of 39.9%. Income taxes decreased due to slightly lower pre-tax earnings and a higher effective tax rate for 2013.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Management does not believe that use of month-end balances instead of daily balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. None of the income reflected in the following table is tax-exempt income.

Table 11: Average Balance Table

	Years Ended March 31,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$73,938	$3,414	4.62%	$73,784	$3,728	5.05%
FHLBC Stock	1,165	4	0.34	1,165	4	0.34
Other interest-earning assets	9,692	19	0.20	12,121	21	0.17
Total interest-earning assets	84,795	3,437	4.05	87,070	3,753	4.31

Noninterest-earning assets	4,635			4,005
Total assets	89,430			91,075

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$5,791	$8	0.14%	$5,721	$12	0.21%
Savings accounts	13,701	35	0.26	12,913	43	0.33
Money market accounts	17,266	81	0.47	17,841	93	0.52
Certificates of deposit	33,022	324	0.98	35,434	404	1.14
Total interest-bearing deposits	69,780	448	0.64	71,909	552	0.77

FHLBC advances	5,000	239	4.78	5,000	239	4.78
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$74,780	$687	0.92	$76,909	$791	1.03

Noninterest-bearing NOW accounts	3,593			3,211
Other noninterest-bearing liabilities	815			1,108
Total liabilities	79,188			81,228

Stockholders’ equity	10,242			9,847
Total liabilities and stockholders’ equity	$89,430			$91,075

Net interest income		$2,750			$2,962
Interest rate spread			3.13%			3.28%

Net interest margin		3.24%			3.40%

Average interest-earning assets to average interest-bearing liabilities	113.39%			113.21%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes due to both volume and rate have been allocated proportionally to the volume and rate changes.

Table 12: Net Interest Income - Changes Due to Rate and Volume

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013

			Increase
(Dollars in Thousands)	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$8	$(322)	$(314)
Taxable investment securities	-	-	-
Nontaxable investment securities	-	-	-
Other-interest earning assets	(5)	3	(2)
FHLBC stock	-	-	-
Total interest-earning assets	3	(319)	(316)

Interest-bearing liabilities:
Savings deposits	2	(10)	(8)
Money market	(3)	(9)	(12)
NOW accounts	-	(4)	(4)
Certificates of deposit	(27)	(53)	(80)
Total deposits	(28)	(76)	(104)
Other borrowings	-	-	-
FHLBC advances	-	-	-
Total interest-bearing liabilities	(28)	(76)	(104)

Change in net interest income	$31	$(243)	$(212)

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, data processing errors, and technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 90 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. Management informs the board of directors monthly of the amount of loans delinquent more than 90 days, all loans in foreclosure and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider foreclosed real estate, repossessed assets, non-accrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. There were no changes in our nonaccrual loan policy for the years ended March 31, 2014 and 2013.

Troubled debt restructurings are loans where concessions have been granted to borrowers experiencing financial difficulties.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at fair market value at the date of foreclosure less estimated selling costs. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Table 13: Nonperforming Assets

	March 31,
(Dollars in thousands)	2014	2013
Nonaccrual loans:
Single-family, owner occupied	$-	$1,336
Single-family, non-owner occupied	-	-
Multi-family	-	-
Commercial	-	-
Land	-	-
Consumer	-	22
Total nonaccrual loans	-	1,358
Accruing troubled debt restructurings:
Single-family, owner occupied	966	471
Single-family, non-owner occupied	212	-
Total accruing troubled-debt restructurings	1,178	471
Total nonperforming loans	1,178	1,829

Foreclosed real estate - residential	755	324
Total nonperforming assets	$1,933	$2,153

Total nonperforming loans to total loans	1.60%	2.49%
Total nonperforming loans to total assets	1.25	2.02
Total nonperforming assets to total assets	2.05	2.38

There were no troubled debt restructurings included in the nonaccrual loan category for any of the periods presented.

Nonaccrual loans were $0 and $1.4 million at March 31, 2014 and 2013, respectively. Nonaccrual loans at March 31, 2013 consisted of six loans secured by single-family, owner occupied properties and two consumer loans. While improving, the level of nonaccrual loans masks a local and regional economy beleaguered by slower economic recovery, job layoffs, divorce and health issues that impact our borrowers.

Accruing troubled debt restructurings increased to $1.2 million at March 31, 2014 from $471,000 at March 31, 2013 with the restructuring of a single-family, owner occupied loan of $499,000 and a single-family, non-owner occupied loan of $212,000. The single-family, owner occupied loan was previously included in nonaccrual loans as of March 31, 2013.

We did not have any accruing loans past due 90 days or more at the dates presented above. Interest income that would have been recorded for the year ended March 31, 2013 had nonaccruing loans been current according to their original terms amounted to $54,000. Income related to nonaccrual loans included in interest income for the year ended March 31, 2013 was $44,000.

At March 31, 2014, there were no other loans known to management which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or impaired.

Foreclosed real estate increased by $431,000 to $755,000 at March 31, 2014 from $324,000 at March 31, 2013 due primarily to the addition of two foreclosed single-family dwellings in the amount of $414,000.

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

Table 14: Classified Assets

	At March 31,
(Dollars in thousands)	2014	2013
Special mention assets	$446	$-
Substandard assets	1,721	2,153
Doubtful assets	-	-
Loss assets	-	-
Total classified assets	$2,167	$2,153

Special mention assets at March 31, 2014 included three loans secured by single- family non-owner occupied properties. There were no special mention assets at March 31, 2013

Substandard assets at March 31, 2014 included two loans secured by single- family owner occupied properties and three foreclosed properties secured by single- family residences.

Substandard assets at March 31, 2013 included six loans secured by single- family owner occupied properties, two consumer loans and one foreclosed property secured by a single- family residence.

For information regarding Tempo Bank’s loan portfolio aging analysis please refer to the table contained in Note 3 to the Consolidated Financial Statements.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is to absorb probable losses inherent in the loan portfolio. The frequency we evaluate the need for loan loss allowances is on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

The allowance consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. Appraisals are performed by a list of independent, certified appraisers to obtain fair values on non-homogenous loans secured by real estate. The appraisals are generally obtained when market conditions change and at a time a loan becomes impaired. The general component covers non-impaired loans and is based on the historical loan loss experience for the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Company’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in us charging off the loan or the portion of the loan that was impaired.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 15: Allocation of Allowance for Loan Losses

	March 31,
	2014		2013
(Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Single-family, owner occupied	$209	78.77%	$288	76.04%
Single-family, non-owner occupied	52	11.43	31	13.04
Multi-family	2	1.06	3	1.28
Commercial real estate	9	4.04	13	5.23
Land	5	2.11	5	2.05
Consumer	5	2.59	4	2.36
Unallocated	22	-	39	-
Total allowance for loan losses	$304	100.00%	$383	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to make additional provisions for loan losses based on judgments different from ours. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Table 16: Analysis of Loan Loss Experience

	Years Ended
	March 31,
(Dollars in thousands)	2014	2013
Allowance at beginning of period	$383	$362

Provision for loan losses	(63)	26

Charge-offs:
Single-family, owner occupied	(14)	-
Consumer loans	(2)	(5)
Total charge-offs	(16)	(5)

Recoveries:
Single-family, owner occupied	-	-
Total recoveries	-	-
Net charge-offs	(16)	(5)

Allowance at end of period	$304	$383

Allowance to nonperforming loans	25.81%	20.94%
Allowance to total loans	0.41	0.52
Net charge-offs to average loans outstanding	0.02	0.01

The net charge-offs for the fiscal year 2014 relate primarily to one large single-family owner-occupied loan, and to a lesser extent, one consumer loan. The net charge-offs for the fiscal year 2013 relate to two consumer loans.

The allowance to nonperforming loans ratio at March 31, 2014 increased due to a reduction in nonperforming loans to $1.2 million at March 31, 2014 from $1.8 million at March 31, 2013 resulting from an improvement in the repayment performance of the loans.

Interest Rate Risk Management. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes originating balloon loans or loans with adjustable interest rates and core deposit products.

We have an Asset/Liability Management Committee to coordinate all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We use a net market value methodology provided by an outside consulting firm to review our level of interest rate risk. This methodology measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decreases in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in the net portfolio value of the Bank at March 31, 2014 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Table 17: NPV Analysis	March 31, 2014
	Net Portfolio Value			Net Portfolio Value as % of
	(Dollars in thousands)			Portfolio Value of Assets
Basis Point ("bp")	Estimated
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300bp	$11,832	$(7,169)	(37.73)%	13.49%	(610)	bp
200	13,687	(5,314)	(27.97)	15.06	(453)
100	15,559	(3,442)	(18.11)	16.54	(305)
50	18,863	(138)	(0.73)	19.74	15
0	19,001	-	-	19.59	-
-50	18,376	(625)	(3.29)	18.72	(87)
-100	17,420	(1,581)	(8.32)	17.60	(199)

We use certain assumptions in assessing our interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

  Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and borrowings from the FHLBC. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $16.6 million. In addition, at March 31, 2014, we had the ability to borrow an additional $41.3 million from the Federal Home Loan Bank. At March 31, 2014, we had $5.0 million of advances outstanding with a single maturity in February 2017.

In addition, an unsecured open line credit of $2.0 million exists with Quad City Bank and Trust, Davenport, Iowa. The establishment of this credit line is in conjunction with the Bank’s liquidity and contingency funding plans.

A significant use of our liquidity is the funding of loan originations. At March 31, 2014, we had fixed-rate mortgage loan commitments of $138,000. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2014 totaled $17.0 million, or 52.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in an extended low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Sugar Creek Financial is a separate legal entity from Tempo Bank and must provide for its own liquidity. In addition to its operating expenses, Sugar Creek Financial is responsible for paying any dividends declared to its shareholders. Sugar Creek Financial’s liquidity may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the investment of the net proceeds from its initial public offering. The amount of dividends that Tempo Bank may declare and pay to Sugar Creek Financial in any calendar year, without the receipt of prior approval from the Federal Reserve but with prior notice to the Federal Reserve and the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2014, Sugar Creek Financial had liquid assets of $183,000.

Capital Management. Tempo Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, Tempo Bank exceeded all of its regulatory capital requirements. Tempo Bank is considered “well capitalized” under regulatory guidelines. See note 10 of Notes to the Consolidated Financial Statements and “Supervision and Regulation—Federal Banking—Regulation Capital Requirements.”

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, see note 11 of Notes to the Consolidated Financial Statements.

For the years ended March 31, 2014 and 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 1 (k) – Summary of Significant Accounting Policies of the notes to the consolidated financial statements.

Impact of Inflation and Changing Price

Our financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increase cost of operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.          Quantitative and Qualitative Disclosures about Market Risk

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Interest Rate Risk Management.”

ITEM 8.          Financial Statements and Supplementary Data

Audited consolidated financial statements for Sugar Creek Financial are included in this Annual report beginning on page F-1.

ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.          Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended as of March 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)         Management’s annual report on internal control over financial reporting.

This Annual Report does not include management’s report on internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as Sugar Creek Financial.

ITEM 9b.          Other Information

None.

PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance

Code of Ethics

Sugar Creek Financial has adopted a Code of Ethics that applies to Sugar Creek Financial’s principal executive officer and financial officer and all other employees and directors. The Code of Ethics is available by writing Sugar Creek Financial Corp., 28 West Broadway, P.O. Box 59, Trenton, IL 62293, Attention Corporate Secretary.

Information concerning directors and executive officers of Sugar Creek Financial is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal 1 – Election of Directors.”

ITEM 11.          Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Stock Ownership.”

ITEM 13.          Certain Relationships and Related Transactions and Director Independence

Information concerning relationships, transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Corporate Governance – Director Independence.”

ITEM 14.          Principal Accountant Fees and Services

Information concerning relationships, transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II – Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.          Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets as of March 31, 2014 and 2013;

(C)	Consolidated Statements of Earnings for the years ended March 31, 2014 and 2013;

(D)	Consolidated Statements of Stockholder’s Equity for the years ended March 31, 2014 and 2013;

(E)	Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp.(1)
3.2	Bylaws of Sugar Creek Financial Corp.(2)
4.0	Form of Common Stock Certificates of Sugar Creek Financial Corp.(2)
21.0	Subsidiaries of Sugar Creek Financial Corp.(3)
23.0	Consent of Independent Registered Public Accounting Firm.
31.0	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials from the Annual Report on Form 10-K for the year ended March 31, 2014, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the exhibits filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2013.
(2)	Incorporated by reference into this document from the exhibits filed with the Registration Statement on Form S-1 (SEC File No. 333-192700), and amendments thereto.
(3)	Incorporated by reference to Part I of this Form 10-K − “Business―Subsidiaries.”

Index To Consolidated Financial Statements Of

Sugar Creek Financial Corp.

***

All financial statement schedules have been omitted as the required information either is not applicable or is included in the consolidated financial statements or related notes.

MICHAEL TROKEY & COMPANY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

10411 CLAYTON ROAD

ST. LOUIS, MISSOURI 63131

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Sugar Creek Financial Corp.

Trenton, Illinois

We have audited the accompanying consolidated balance sheets of Sugar Creek Financial Corp. and subsidiary (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sugar Creek Financial Corp. as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Michael Trokey & Company, P.C.

St. Louis, Missouri

June 24, 2014

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,
	2014	2013
Assets
Cash and due from banks	$4,013,453	$2,473,956
Federal funds sold	8,860,000	10,040,000
FHLB daily investment account	3,774,375	1,937,437
Cash and cash equivalents	16,647,828	14,451,393
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $304,103 and $383,103 at March 31, 2014 and 2013, respectively	73,386,855	72,896,724
Premises and equipment, net	1,145,346	1,003,626
Foreclosed real estate	754,704	324,280
Accrued interest receivable on loans	241,411	258,173
Other assets	770,149	274,157
Total assets	$94,111,806	$90,373,866

Liabilities and Stockholders' Equity

Deposits	$77,800,822	$74,273,673
Accrued interest payable on deposits	38,371	42,121
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	370,091	373,185
Other liabilities	301,922	336,287
Accrued income taxes	-	162,877
Deferred tax liability	200,108	128,865
Total liabilities	83,711,314	80,317,008
Commitments and contingencies
Stockholders' equity:

Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-

Common stock, $.01 par value, 14,000,000 shares authorized; 906,879 shares issued	9,069	9,069
Additional paid-in capital	3,288,508	3,285,387
Treasury stock, at cost, 11,852 and 10,900 at
March 31, 2014 and 2013, respectively	(85,638)	(82,907)
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(183,670)	(207,369)
Retained earnings - substantially restricted	7,372,223	7,052,678
Total stockholders' equity	10,400,492	10,056,858
Total liabilities and stockholders' equity	$94,111,806	$90,373,866

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings

	Years Ended
	March 31,
	2014	2013
Interest income:
Loans receivable	$3,414,591	$3,727,716
Stock in FHLBC	3,496	3,650
Other interest-earning assets	19,577	21,441
Total interest income	3,437,664	3,752,807
Interest expense:
Deposits	448,575	552,282
Advances from FHLBC	238,771	238,771
Total interest expense	687,346	791,053
Net interest income	2,750,318	2,961,754
Provision for (credit to) loan losses	(62,958)	26,466
Net interest income after provision for (credit to) loan losses	2,813,276	2,935,288
Noninterest income:
Loan service charges	25,161	24,719
Service charges on deposit accounts	121,045	125,300
Gain on involuntary conversion	-	15,258
Other	18,970	11,984
Total noninterest income	165,176	177,261
Noninterest expense:
Compensation and benefits	1,307,148	1,321,694
Occupancy expense	128,888	118,277
Equipment and data processing	358,562	334,073
FDIC premium expense	64,521	75,610
Operations of foreclosed real estate, net	35,946	168,768
Professional and regulatory fees	169,377	148,355
Other	247,817	251,571
Total noninterest expense	2,312,259	2,418,348
Earnings before income tax expense	666,193	694,201
Income tax expense	259,278	277,097
Net earnings	$406,915	$417,104

Basic and diluted earnings per share	$0.46	$0.48
Dividends per share	$0.10	$-

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 31, 2014 and 2013

				Common
		Additional		Stock		Total
	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2012	$9,069	$3,268,753	$(76,199)	$(231,069)	$6,635,574	$9,606,128

Net earnings	-	-	-	-	417,104	417,104

Repurchase of common stock	-	-	(6,708)	-	-	(6,708)

Amortization of ESOP award	-	(11,257)	-	23,700	-	12,443

Equity incentive plan expense	-	27,891	-	-	-	27,891

Balance at March 31, 2013	9,069	3,285,387	(82,907)	(207,369)	7,052,678	10,056,858

Net earnings	-	-	-	-	406,915	406,915

Dividends, $.10 per share	-	-	-	-	(87,370)	(87,370)

Repurchase of common stock	-	-	(2,731)	-	-	(2,731)

Amortization of ESOP award	-	(7,104)	-	23,699	-	16,595

Equity incentive plan expense	-	10,225	-	-	-	10,225

Balance at March 31, 2014	$9,069	$3,288,508	$(85,638)	$(183,670)	$7,372,223	$10,400,492

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2014	2013

Cash flows from operating activities:
Net earnings	$406,915	$417,104
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation	84,509	76,511
ESOP expense	16,595	12,443
Equity incentive plan expense	10,225	27,891
Amortization of deferred loan fees, net	(24,182)	(31,551)
Provision for (credit to) loan losses	(62,958)	26,466
Provision for losses on foreclosed real estate	15,000	113,528
Gain on involuntary conversion	-	(15,258)
Decrease in accrued interest receivable	16,762	24,119
(Increase) decrease in other assets	(495,992)	59,048
Increase (decrease) in:
Accrued interest payable on deposits	(3,750)	(20,894)
Other liabilities	(34,365)	43,352
Income taxes payable	(162,877)	142,052
Deferred income tax liability	71,243	(46,000)
Net cash (used for) provided by operating activities	(162,875)	828,811
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(817,181)	666,407
Proceeds from involuntary conversion	-	15,258
Purchase of premises and equipment	(226,229)	(67,154)
(Additions to) proceeds from sale of foreclosed real estate	(31,234)	816,160
Net cash (used for) provided by investing activities	(1,074,644)	1,430,671
Cash flows from financing activities:
Net increase (decrease) in deposits	3,527,149	(2,344,015)
Decrease in advances from borrowers for taxes and insurance	(3,094)	(462)
Cash dividends paid	(87,370)	-
Repurchase of common stock	(2,731)	(6,708)
Net cash provided by (used for) financing activities	3,433,954	(2,351,185)
Net increase (decrease) in cash and cash equivalents	2,196,435	(91,703)
Cash and cash equivalents at beginning of year	14,451,393	14,543,096
Cash and cash equivalents at end of year	$16,647,828	$14,451,393

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$691,096	$811,947
Federal and state income taxes	310,263	181,546
Real estate acquired in settlement of loans	$414,190	$-

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2014 and 2013

(1)	Summary of Significant Accounting Policies

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the officially recognized source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) to be applied to nongovernmental entities. Revision of the ASC is accomplished by issuance of an Auditing Standards Update (“ASU”).

The significant accounting policies which the Company and Bank follow in preparing and presenting their consolidated financial statements were:

a. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tempo Bank. The Company’s principal business is the business of the Bank. All significant intercompany accounts and transactions have been eliminated.

b. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and the FHLBC daily investment account, all with original maturities of three months or less. The Company maintains cash in correspondent bank accounts which at times exceed federally insured limits. The Company’s management monitors the balances in these accounts and periodically assesses the financial condition of the correspondent banks. Interest-bearing funds in cash and cash equivalents were $12,634,375 and $11,977,437 at March 31, 2014 and 2013, respectively.

c. Stock in FHLBC is recorded at cost, which represents redemption value. The Bank is required by law to own stock in the FHLBC and at March 31, 2014 had $491,013 of stock in excess of the amount required as a condition of membership or for borrowings from the FHLBC. The FHLBC has adopted an open redemption policy and has been honoring requests for redemption of excess shares on a “per request” basis. During the year ended March 31, 2014, the Bank did not exercise any redemption of its excess stock.

FHLBC stock is evaluated for impairment in accordance with FASB ASC 942-325-35, “Financial Services-Depository and Lending-Investments-Other.” Determination of whether the FHLBC stock is impaired is based on the assessment of the ultimate recoverability of cost rather than by recognizing declines in value. The determination of whether a decline affects the ultimate recoverability of costs is influenced by the significance of the decline in net assets compared to the capital of the FHLBC and the length of time this situation has persisted; the ability of the FHLBC to make payments required by law or regulation and operating performance; the impact of legislative and regulatory changes on member institutions and customer base and the liquidity of the FHLBC. Management believes that no impairment charge on FHLBC stock was necessary at March 31, 2014.

d. Loans receivable, net are carried at unpaid principal balances, less allowance for losses, deferred income, net deferred loan fees and loans in process. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured under FASB ASC 310-10-35, “Receivables,” include nonaccrual income property loans, large nonaccrual single-family loans and troubled debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. A loan classified as a troubled debt restructuring will generally retain such classification until paid in full. However, a troubled debt restructuring that is performing with its modified terms for a sustained period of one year and yields a market rate of interest at the time of the restructuring is removed from such classification.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Allowance for loan losses is available to absorb losses incurred on loans receivable and represents additions charged to expense, less net charge-offs. Loans are charged-off in the period deemed uncollectible. Recoveries of loans previously charged-off are recorded when received. The allowance consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers non-impaired loans and is based on the historical loan loss experience for the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions. Management believes that all known and inherent losses in the loan portfolio that are probable and reasonable to estimate have been recorded as of each balance sheet date.

e. Premises and equipment, net are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated lives are fifteen to forty years for the office buildings and improvements and three to ten years for furniture and equipment.

f. Foreclosed real estate held for sale is carried at fair value less estimated selling costs. Costs relating to improvement of foreclosed real estate are capitalized. Allowance for losses are recorded when necessary to absorb losses incurred on foreclosed real estate and represents additions charged to expense, less net gains or losses. In determining the allowance for losses to be maintained, management evaluates current economic conditions, fair value of the underlying collateral and risk characteristics of foreclosed real estate held for sale. Foreclosed assets also include properties for which the Bank has taken physical possession, even though formal foreclosure proceedings have not taken place.

g. Interest on loans receivable is accrued as earned. Interest on loans receivable deemed uncollectible is excluded from income until collected. When a loan is classified as nonaccrual, accrued interest is reversed against current income. Subsequent collection of interest on nonaccrual loans is recorded as income when received or applied to reduce the loan balance. Accrual of interest is resumed on previously classified nonaccrual loans, when there is no longer any reasonable doubt as to the timely collection of interest.

h. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and penalties related to tax positions in income tax expense.

i. The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair value of the shares committed to be released during the period in accordance with the provisions of FASB ASC 718-40-30, “Compensation-Stock Compensation-Employee Stock Ownership Plans.” To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid-in capital.

Compensation expense for restricted stock is recognized based on the fair value of awards at the grant date and is recognized on a straight-line basis over the requisite service period, defined as the vesting period.

j. Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding. Unvested restricted stock awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the EPS computation using the two-class method. Prior period EPS data is adjusted retrospectively.

	Years Ended March 31,
	2014	2013
Basic and diluted earnings per share:

Net earnings	$406,915	$417,104
Less dividends paid:
Common stock	87,016	-
Participating securities	354	-
Undistributed earnings	$319,545	$417,104

Weighted-average basic and diluted shares and participating securities outstanding	875,776	874,412

Distributed earnings per share	$0.10	$-
Undistributed earnings per share	0.36	0.48
Net earnings per share	$0.46	$0.48

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

k. The following paragraphs summarize recent accounting pronouncements:

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditor (Subtopic 310-40).” The provisions of ASU 2014-04 require reclassification of a residential real estate loan to foreclosed real estate upon obtaining legal title to the property, which could occur either through foreclosure or deed in lieu of foreclosure. The existence of the borrower’s right of redemption will not prevent the lender from reclassifying a loan to foreclosed real estate once the lender obtains legal title to the property.

Entities are required to disclose the amount of foreclosed residential real estate and such loans in the process of foreclosure on an interim and annual basis. The provisions of ASU 2014-04 may be applied using either a modified retrospective transition method or a prospective transition method, beginning after December 15, 2014.

(2)	Risks and Uncertainties

The Bank is a community oriented financial institution that provides traditional financial services within the areas it serves. The Bank is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans located in the Clinton, St. Clair, Madison and Bond County, Illinois area. Further, operations of the Bank are managed and financial performance is evaluated on an institution-wide basis. As a result, all of the Bank’s operations are considered by management to be aggregated in one reportable operating segment.

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the periods covered. Actual results could differ significantly from these estimates and assumptions.

The Bank's operations are affected by interest rate risk, credit risk, market risk and regulations by the Office of the Comptroller of the Currency (“OCC”). The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. The Bank uses a net market value methodology provided by an outside consulting firm to measure its interest rate risk exposure. This exposure is a measure of the potential decline in the net portfolio value of the Bank based upon the effect of a rate shock of plus or minus 50 and 100 basis points in addition to the plus 200 and 300 basis point shocks. Net portfolio value is the expected net cash flows from the Bank's assets, liabilities and off-balance sheet contracts. Credit risk is the risk of default on the Bank's loan portfolio that results from inability or unwillingness of borrowers to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Bank.

The Bank is subject to periodic examination by the OCC that may require the Bank to record increases in the allowance for loan losses based on their evaluation of available information. There can be no assurance that the OCC will not require further increases to the allowances.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans Receivable, Net

Loans receivable, net are summarized as follows:

	March 31,
	2014	2013

Real estate loans:
Single-family, owner occupied	$58,115,912	$55,801,472
Single-family, non-owner occupied	8,437,076	9,569,044
Multi-family, 5 or more units	782,917	941,128
Commercial	2,980,571	3,838,634
Land	1,553,915	1,500,922
Consumer loans	1,912,416	1,729,088
	73,782,807	73,380,288
Allowance for losses	(304,103)	(383,103)
Deferred loan fees, net	(91,849)	(100,461)
Total loans	$73,386,855	$72,896,724

The weighted-average rate on loans was 4.50% and 4.78% at March 31, 2014 and 2013, respectively. Balloon and adjustable-rate loans in the loan portfolio amounted to $32,927,614 and $33,351,875 at March 31, 2014 and 2013, respectively. Single-family loans include real estate construction loans of $0 and $1,144,002 at March 31, 2014 and March 31, 2013, respectively.

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

Multi-family, 5 or more units

Multi-family real estate loans are typically secured by apartment buildings, since the repayment ability of the borrower is reliant on the success of the income generated from the property.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The following presents by portfolio segment, the activity in allowance for loan losses for the years ended March 31, 2014 and 2013:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Year ended March 31, 2014:
Real estate loans:
Single-family, owner occupied	$287,934	$(64,920)	$(14,004)	$-	$209,010
Single-family, non-owner occupied	30,865	21,711	-	-	52,576
Multi-family, 5 or more units	3,036	(680)	-	-	2,356
Commercial	12,793	(3,822)	-	-	8,971
Land	4,841	(164)	-	-	4,677
Consumer loans	4,627	1,831	(2,038)	-	4,420
Unallocated	39,007	(16,914)		-	22,093
	$383,103	$(62,958)	$(16,042)	$-	$304,103

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Year ended March 31, 2013:
Real estate loans:
Single-family, owner occupied	$285,732	$2,202	$-	$-	$287,934
Single-family, non-owner occupied	40,820	(9,955)	-	-	30,865
Multi-family, 5 or more units	3,902	(866)	-	-	3,036
Commercial	17,230	(4,437)	-	-	12,793
Land	6,243	(1,402)	-	-	4,841
Consumer loans	7,780	1,917	(5,070)		4,627
Unallocated	-	39,007	-	-	39,007
	$361,707	$26,466	$(5,070)	$-	$383,103

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following presents by portfolio segment, the recorded investment in loans and impairment method at March 31, 2014 and 2013:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$37,000	$172,010	$209,010	$966,027	$57,149,885	$58,115,912
Single-family, non-owner occupied	28,525	24,051	52,576	446,293	7,990,783	8,437,076
Multi-family, 5 or more units	-	2,356	2,356	-	782,917	782,917
Commercial	-	8,971	8,971	-	2,980,571	2,980,571
Land	-	4,677	4,677	-	1,553,915	1,553,915
Consumer loans	-	4,420	4,420	-	1,912,416	1,912,416
Unallocated	-	22,093	22,093	-	-	-
	$65,525	$238,578	$304,103	$1,412,320	$72,370,487	$73,782,807

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2013:
Real estate loans:
Single-family, owner occupied	$108,363	$179,571	$287,934	$1,807,421	$53,994,051	$55,801,472
Single-family, non-owner occupied	-	30,865	30,865	-	9,569,044	9,569,044
Multi-family, 5 or more units	-	3,036	3,036	-	941,128	941,128
Commercial	-	12,793	12,793	-	3,838,634	3,838,634
Land	-	4,841	4,841	-	1,500,922	1,500,922
Consumer loans	-	4,627	4,627	21,975	1,707,113	1,729,088
Unallocated	-	39,007	39,007	-	-	-
	$108,363	$274,740	$383,103	$1,829,396	$71,550,892	$73,380,288

The following presents impaired loans and allocated valuation allowances based upon class level at March 31, 2014 and 2013 and average recorded investment for the years ended March 31, 2014 and 2013:

Impaired Loans
	With	With no		Unpaid	Allowance	Average
	Allowance	Allowance		Principal	for	Recorded
	for Losses	for Losses	Total	Balance	Losses	Investment
At or year ended March 31, 2014:
Real estate loans:
Single-family, owner occupied	$966,027	$-	$966,027	$966,027	$37,000	$979,146
Single-family, non-owner occupied	446,293	-	446,293	446,293	28,525	37,191
Multi-family, 5 or more units	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Land	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
	$1,412,320	$-	$1,412,320	$1,412,320	$65,525	$1,016,337

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Impaired Loans
	With	With no		Unpaid	Allowance	Average
	Allowance	Allowance		Principal	for	Recorded
	for Losses	for Losses	Total	Balance	Losses	Investment
At or year ended March 31, 2013:
Real estate loans:
Single-family, owner occupied	$1,248,534	$558,887	$1,807,421	$1,807,421	$108,363	$1,824,223
Single-family, non-owner occupied	-	-	-	-	-	-
Multi-family, 5 or more units	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Land	-	-	-	-	-	-
Consumer loans	-	21,975	21,975	21,975	-	24,815
	$1,248,534	$580,862	$1,829,396	$1,829,396	$108,363	$1,849,038

The following presents nonperforming loans based upon class level at March 31, 2014 and 2013:

	Nonperforming Loans
	Nonaccrual	Past Due 90 Days and More Still Accruing	Accruing Troubled Debt Restructurings	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$-	$-	$966,027	$966,027
Single-family, non-owner occupied	-	-	212,104	212,104
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	$-	$-	$1,178,131	$1,178,131

Nonperforming Loans
		Past Due 90	Accruing
		Days and More	Troubled Debt
	Nonaccrual	Still Accruing	Restructurings	Total
At March 31, 2013:
Real estate loans:
Single-family, owner occupied	$1,335,824	$-	$471,597	$1,807,421
Single-family, non-owner occupied	-	-	-	-
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	21,975	-	-	21,975
	$1,357,799	$-	$471,597	$1,829,396

For the year ended March 31, 2013, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $53,555. Interest income recognized on such loans for the year ended March 31, 2013 was $43,672.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following presents a summary of new troubled debt restructurings (“TDRs”) during the year ended March 31, 2014:

		Pre-	Post-
		modification	modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Year ended March 31, 2014:
Single-family, owner occupied	1	$499,223	$503,272
Single-family, non-owner occupied	2	190,866	212,104
	3	$690,089	$715,376

After restructuring, the single-family non-owner occupied TDRs were in default during and at the year ended March 31, 2014.

There were no new TDRs during the year ended March 31, 2013.

The following presents a summary of TDRs at March 31, 2014 and 2013:

	March 31,
	2014		2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Real estate loans:
Single-family, owner occupied	2	$966,027	1	$471,597
Single-family, non-owner occupied	2	212,104	-	-
	4	$1,178,131	1	$471,597

The following presents the Bank's loan portfolio aging analysis as of March 31, 2014 and 2013:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$808,034	$277,663	$-	$57,030,215	$58,115,912
Single-family, non-owner occupied	-	212,104	-	8,224,972	8,437,076
Multi-family, 5 or more units	-	-	-	782,917	782,917
Commercial	-	-	-	2,980,571	2,980,571
Land	-	-	-	1,553,915	1,553,915
Consumer loans	-	20,223	-	1,892,193	1,912,416
	$808,034	$509,990	$-	$72,464,783	$73,782,807

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2013:
Real estate loans:
Single-family, owner occupied	$340,059	$548,238	$1,335,824	$53,577,351	$55,801,472
Single-family, non-owner occupied	-	16,114	-	9,552,930	9,569,044
Multi-family, 5 or more units	-	-	-	941,128	941,128
Commercial	-	-	-	3,838,634	3,838,634
Land	-	-	-	1,500,922	1,500,922
Consumer loans	48,920	6,870	21,975	1,651,323	1,729,088
	$388,979	$571,222	$1,357,799	$71,062,288	$73,380,288

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The following presents the credit risk profile for the Bank's loan portfolio based upon rating category at March 31, 2014 and 2013:

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$-	$966,027	$-	$-	$57,149,885	$58,115,912
Single-family, non-owner occupied	446,293	-	-	-	7,990,783	8,437,076
Multi-family, 5 or more units	-	-	-	-	782,917	782,917
Commercial	-	-	-	-	2,980,571	2,980,571
Land	-	-	-	-	1,553,915	1,553,915
Consumer loans	-	-	-	-	1,912,416	1,912,416
	$446,293	$966,027	$-	$-	$72,370,487	$73,782,807

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2013:
Real estate loans:
Single-family, owner occupied	$-	$1,807,421	$-	$-	$53,994,051	$55,801,472
Single-family, non-owner occupied	-	-	-	-	9,569,044	9,569,044
Multi-family, 5 or more units	-	-	-	-	941,128	941,128
Commercial	-	-	-	-	3,838,634	3,838,634
Land	-	-	-	-	1,500,922	1,500,922
Consumer loans	-	21,975	-	-	1,707,113	1,729,088
	$-	$1,829,396	$-	$-	$71,550,892	$73,380,288

Following is a summary of activity for loans to directors, executive officers and associates of such persons:

Year Ended
March 31,
2014

Balance, beginning of year	$3,810,461
Additions	568,998
Repayments	(1,130,688)
Balance, end of year	$3,248,771

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

(4) Premises and Equipment, Net

Premises and equipment, net are summarized as follows:

	March 31,
	2014	2013

Land	$349,032	$349,032
Land for possible future branch location	152,263	152,263
Office buildings and improvements	1,507,409	1,352,246
Furniture and equipment	749,634	678,567
	2,758,338	2,532,108
Less accumulated depreciation	1,612,992	1,528,482
	$1,145,346	$1,003,626

Depreciation expense for the years ended March 31, 2014 and 2013 was $84,509 and $76,511, respectively.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

During the year ended March 31, 2013, the Bank recognized a $15,258 gain on the involuntary conversion of a nonmonetary asset to a monetary asset. The involuntary conversion resulted from power surge damages to the Bank’s computer equipment and receipt of insurance proceeds of $15,258.

(5)  Foreclosed Real Estate

	March 31,
	2014	2013

Foreclosed real estate	$754,704	$324,280
Allowance for losses	-	-
	$754,704	$324,280

Foreclosed real estate consists of three single-family properties at March 31, 2014 and one single-family property at March 31, 2013. Provision for loss charged to non-interest expense amounted to $15,000 and $113,528 for the years ended March 31, 2014 and 2013, respectively.

(6)   Deposits

Deposits are summarized as follows:

	March 31,
Description and Interest Rate	2014	2013

Non-interest bearing NOW accounts	$6,831,968	$3,659,312
NOW accounts, .15% and .16%	6,313,783	5,746,490
Savings accounts, .25% and .30%	13,874,460	13,363,713
Money market accounts, .47% and .47%	18,351,396	17,498,812
Total transaction accounts	45,371,607	40,268,327
Certificates:
0.01 - 1.00%	16,949,056	21,322,499
1.01 - 2.00%	13,404,510	9,614,929
2.01 - 3.00%	2,043,235	2,604,412
3.01 - 4.00%	32,414	62,689
4.01 - 5.00%	-	400,817
Total certificates, .96% and 1.01%	32,429,215	34,005,346
Total deposits, .57% and .64%	$77,800,822	$74,273,673

The aggregate amount of transaction accounts and certificates in denominations of $100,000 or more at March 31, 2014 were $24,122,369 and $9,277,912, respectively. The aggregate amount of transaction accounts and certificates in denominations of $100,000 or more at March 31, 2013 were $20,248,844 and $8,869,803, respectively.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Certificate maturities are summarized as follows:

	March 31,
	2014	2013

First year	$17,029,828	$20,366,633
Second year	6,659,469	4,547,256
Third year	4,733,826	5,062,891
Fourth year	846,686	3,147,027
Fifth year	3,159,406	881,539
	$32,429,215	$34,005,346

Interest expense on deposits is summarized as follows:

	Years Ended
	March 31,
	2014	2013

NOW accounts	$8,256	$11,776
Savings accounts	35,695	42,617
Money market accounts	80,745	92,736
Certificates	323,879	405,153
	$448,575	$552,282

(7)   Advances from FHLBC

Advances from FHLBC are summarized as follows:

		March 31,
Final Maturity Date	Interest Rate	2014	2013

February 13, 2017	4.71%	$5,000,000	$5,000,000

At March 31, 2014, advances were secured by FHLBC stock and single-family residential mortgage loans with a collateral loan value totaling $46.3 million. At March 31, 2014, the Bank had remaining credit available under the FHLBC advance program of $41.3 million.

In addition, a $2.0 million unused open line advance exists with a commercial bank.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(8)   Income Taxes

Retained earnings at March 31, 2014 includes $888,000 representing tax bad debt deductions for which no provision for federal income tax has been made. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to Federal income taxes at the then prevailing corporate rate.

The provision for income taxes differs from the Federal statutory corporate tax rate of 34% as follows:

	Years Ended
	March 31,
	2014	2013

Federal statutory income tax rate	34.0%	34.0%
Increases (decreases) in tax rate:
State taxes, net of Federal tax benefit	6.1	6.0
Other, net	(1.2)	(0.1)
Tax rate	38.9%	39.9%

The components of the net deferred tax liability are summarized as follows:

	March 31,
	2014	2013

Deferred tax liabilities:
FHLB stock dividends	$99,636	$99,636
Deferred loan costs	-	38
Tax over book depreciation	159,620	137,752
Accrued income and expense	79,812	79,227
Total deferred tax liabilities	339,068	316,653
Deferred tax assets:
Allowance for losses on loans	(118,600)	(149,410)
Book over tax ESOP expense	(20,360)	(19,021)
Book over tax equity incentive plan expense	-	(13,650)
Other	-	(5,707)
Total deferred tax assets	(138,960)	(187,788)
Net deferred tax liability	$200,108	$128,865

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Income taxes are summarized as follows:

	Years Ended
	March 31,
	2014	2013
Current:
Federal	$138,110	$250,990
State	49,925	72,107
	188,035	323,097
Deferred:
Federal	61,583	(38,000)
State	9,660	(8,000)
	71,243	(46,000)
Total income taxes	$259,278	$277,097

The Company is subject to U.S. Federal income taxes and State of Illinois income taxes. Tax years ended March 31, 2011 through March 31, 2014 remain open to examination by these jurisdictions. At March 31, 2014, there was no accrual for uncertain tax positions or related interest.

(9)   Employee Benefits

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Plan”), which covers substantially all employees. The Plan operates as a multiemployer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. There are no collective bargaining agreements in place that require contributions to the Plan. The Plan is a simple plan under Internal Revenue Code Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

As of June 30, 2013 and 2012 (the two most recent plan year ends), the Plan was 100.19% and 99.44% funded. The Bank’s contributions during the plan years ended June 30, 2013 and 2012 represented less than 5% of the total contributions to the Plan. During the years ended March 31, 2014 and 2013, the Bank’s cash contributions made to the Plan were $224,056 and $246,414, respectively.

Since this is a multiemployer plan, the plan’s administrators are unable to determine the actuarial present value of benefits attributable to the Bank’s participants. The Bank had a pension asset of $6,583 at June 30, 2013 and an unfunded liability of $16,151 at June 30, 2012. Pension expense was $189,601 and $236,329 for the years ended March 31, 2014 and 2013, respectively.

The Bank has a defined contribution plan which covers substantially all employees. Participants may contribute up to 20% of salary, subject to Internal Revenue Code limitations. The Bank matches the employee contribution, up to 4% of salary. Participants are fully vested after four years of service. Expense for the defined contribution plan was $26,635 and $26,989 for the years ended March 31, 2014 and 2013, respectively.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

In conjunction with the 2007 stock offering, $355,490 was loaned by the Company to a trust for the ESOP, enabling it to acquire 35,549 shares of common stock. Eligible employees in the ESOP are those who also participated in the Bank’s defined contribution plan as of April 3, 2007 and employees hired thereafter which complete at least 1000 hours of service during the plan year, which begins January 1. Participant benefits become fully vested upon completion of 3 years of service; participants will be 0% vested prior to that time. The Bank makes annual contributions equal to the ESOP's debt service, less dividends on unallocated and allocated (if any) shares used to repay the loan. Dividends on allocated ESOP shares are charged to retained earnings. The ESOP shares are pledged as collateral on the loan. As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants. ESOP expense for the years ended March 31, 2014 and 2013 was $16,595 and $12,443, respectively.

The number of ESOP shares allocated, shares released for allocation and unreleased shares at March 31, 2014 were 15,698, 593, and 18,366, respectively. The number of ESOP shares allocated, shares released for allocation and unreleased shares at March 31, 2013 were 13,328, 593 and 20,736, respectively. The fair value of unreleased ESOP shares at March 31, 2014 and March 31, 2013 was $157,948 and $114,048, respectively.

On November 19, 2007, stockholders approved the Sugar Creek Financial Corp. 2007 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant to employees, officers and directors up to 62,211 shares of common stock, including 44,437 shares for stock options and 17,774 shares of restricted stock. On July 21, 2008, the Board of Directors granted 17,774 shares of restricted stock to officers and directors of the Company. Shares of common stock to fund these awards were repurchased in the open market at an average price of $8.10 per share.

A summary of the Company’s restricted stock award expense under the Plan is as follows:

	Years Ended
	March 31,
	2014	2013

Pre-tax	$10,225	$27,891
After-tax	6,053	16,735
Basic and diluted earnings per share	$0.01	$0.02

At March 31, 2014 and 2013, the total unrecognized expense related to restricted stock awards was $0 and $10,225, respectively.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

A summary of the Company’s non-vested stock award activity for the year ended March 31, 2014:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Nonvested at March 31, 2013	3,544	$7.90
Granted	-
Vested	(3,544)	7.90
Forfeited	-
Nonvested at March 31, 2014	-	$7.90

(10) Stockholders’ Equity and Regulatory Capital

The Bank may not declare or pay a cash dividend, if the effect of such dividends would be to cause the capital of the Bank to be reduced below the aggregate amount required by federal law or regulation or below the balance of the liquidation account discussed in Note 16. The Company may pay a dividend, if and when declared by its Board of Directors. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At March 31, 2014 and 2013, the Bank met all capital adequacy requirements.

The Bank is also subject to the regulatory framework for prompt corrective action. At March 31, 2014 and 2013, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios at March 31, 2014 and 2013 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2014:
Equity of the Bank	$9,972
General valuation allowance	304
Total capital to risk-weighted assets	$10,276	22.3%	$3,687	8.0%	$4,608	10.0%

Tier 1 capital to risk-weighted assets	$9,972	21.6%	$1,843	4.0%	$2,765	6.0%

Tier 1 capital to total assets	$9,972	10.6%	$3,764	4.0%	$4,705	5.0%

March 31, 2013:
Equity of the Bank	$9,666
General valuation allowance	383
Total capital to risk-weighted assets	$10,049	22.1%	$3,642	8.0%	$4,552	10.0%

Tier 1 capital to risk-weighted assets	$9,666	21.2%	$1,821	4.0%	$2,731	6.0%

Tier 1 capital to total assets	$9,666	10.7%	$3,615	4.0%	$4,519	5.0%

On July 9, 2013, the OCC approved rules that will amend the regulatory capital rules applicable to the Bank. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The rules include new minimum risk-based capital and leverage ratios, which will be effective beginning January 1, 2015, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The rules will also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(11) Financial Instruments with Off-Balance Sheet Risk

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

The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. Loan commitments to originate fixed-rate mortgage loans were $138,000 carrying a fixed rate of 3.50% at March 31, 2014.

(12) Contingencies

At March 31, 2014, there were no known pending litigation or other claims that management believes will be material to the Company’s financial position or results of operations.

(13) Concentration of Credit Risk

The Bank originates loans to the general public, which includes military personnel and civilian employees of Scott Air Force Base, located in Belleville, Illinois. This concentration of credit risk could unfavorably impact the level of credit risk of the Bank should events occur, such as employment curtailments, temporary layoffs or other events. Management believes that the secured nature of the majority of these loans partially mitigates this risk based upon current economic conditions.

(14) Fair Value Measurements and Fair Value of Financial Instruments

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Bank obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At March 31, 2014 and 2013, the Company did not have any available for sale securities.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at March 31, 2014 and 2013 include impaired loans of $1,412,320, and $1,829,396, respectively, utilizing level 3 inputs. The impaired loans are collateral dependent.

Following is a summary of the activity in the allowance for losses on impaired loans, including troubled debt restructurings:

March 31, 2014

Balance, beginning of period	$108,363
Loan charge-offs	(14,004)
Loan recoveries	-
Provision charged to expense	(28,834)
Balance, end of period	$65,525

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $754,704 and $324,280 at March 31, 2014 and 2013, respectively. Foreclosed real estate is initially recorded at fair value utilizing Level 2 units based on observable market data less costs to sell when acquired, establishing a new cost basis.

Fair Value of Financial Instruments

The carrying amount, fair value and the financial hierarchy of the Company’s financial instruments are summarized in the following table. Fair values of financial instruments have been estimated by the Company based upon available market information with the assistance of an independent consultant.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Carrying	Fair	Fair Value Measurements Using
March 31, 2014	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$16,647,828	$16,647,828	$16,647,828	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	73,386,855	76,404,679	-	74,992,359	1,412,320
Accrued interest receivable on loans	241,411	241,411	-	241,411	-
Deposits	77,800,822	71,176,039	-	71,176,039	-
Accrued interest on deposits	38,371	38,371	-	38,371	-
Advances from FHLB of Chicago	$5,000,000	$5,498,149	$-	$5,498,149	$-

	Carrying	Fair	Fair Value Measurements Using
March 31, 2013	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$14,451,393	$14,451,393	$14,451,393	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	72,896,724	77,921,388	-	76,091,992	1,829,396
Accrued interest receivable on loans	258,173	258,173	-	258,173	-
Deposits	74,273,673	71,419,238	-	71,419,238	-
Accrued interest on deposits	42,121	42,121	-	42,121	-
Advances from FHLB of Chicago	$5,000,000	$5,709,308	$-	$5,709,308	$-

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

There were no transfers between Level 1 and Level 2 categorizations and into or out of Level 3 categorization for the years presented.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(15) Parent Company Only Financial Statements

The following balance sheets, statements of earnings and statements of cash flows for Sugar Creek Financial Corp. should be read in conjunction with the consolidated financial statements and the notes thereto.

	March 31,
Balance Sheets	2014	2013
Assets

Cash and cash equivalents	$183,527	$130,845
Investment in Bank	9,972,129	9,665,567
ESOP note receivable	235,873	256,143
Accrued interest receivable	4,799	5,210
Other assets	17,184	-
Total assets	$10,413,512	$10,057,765

Liabilities and Stockholders' Equity

Other liabilities	$13,020	$907
Common stock	9,069	9,069
Additional paid-in capital	3,288,508	3,285,387
Treasury stock	(85,638)	(82,907)
Common stock acquired by ESOP	(183,670)	(207,369)
Retained earnings - substantially restricted	7,372,223	7,052,678
Total stockholders' equity	10,400,492	10,056,858
Total liabilities and stockholders' equity	$10,413,512	$10,057,765

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Years Ended
	March 31,
Statements of Earnings	2014	2013

Interest income on ESOP note receivable	$20,682	$22,255
Interest income - MMDA with Bank	746	646
Total interest income	21,428	22,901
Dividend from Bank	129,500	-
Other income	-	28
Noninterest expense	(25,206)	(26,073)
Earnings (loss) before income taxes and equity in undistributed earnings of Bank	125,722	(3,144)
Income tax benefit	1,451	1,359
Net earnings (loss) before equity in undistributed earnings of Bank	127,173	(1,785)
Equity in undistributed earnings of Bank	279,742	418,889
Net earnings	$406,915	$417,104

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Years Ended
	March 31,
Statements of Cash Flows	2014	2013

Cash flows from operating activities:
Net earnings	$406,915	$417,104
Adjustments to reconcile net earnings to net cash used for operating activities:
Equity in undistributed earnings of Bank	(279,742)	(418,889)
Decrease in accrued interest receivable	411	442
Increase in other assets	(17,184)	-
Increase (decrease) in other liabilities	12,113	(2,757)
Net cash provided by (used for) operating activities	122,513	(4,100)
Cash flow from investing activities:
Repayment of ESOP loan	20,270	18,667
Net cash provided by investing activities	20,270	18,667
Cash flow from financing activities:
Cash dividends paid	(87,370)	-
Repurchase of common stock	(2,731)	(6,708)
Net cash used for financing activities	(90,101)	(6,708)
Net increase in cash and cash equivalents	52,682	7,859
Cash and cash equivalents at beginning of year	130,845	122,986
Cash and cash equivalents at end of year	$183,527	$130,845

(16) Subsequent Event – Completion of Second Step Stock Conversion

On December 3, 2013, the Company, Bank and MHC adopted a Plan of Conversion and Reorganization (“Plan of Conversion”) providing for the reorganization of the Bank from the two-tier mutual holding company structure to a stock holding company structure. Pursuant to the Plan of Conversion, which was completed on April 8, 2014, (1) Sugar Creek MHC merged with and into the Company with the Company as the surviving entity (“MHC Merger”), (2) the Company merged with and into the new Sugar Creek Financial Corp. (“Holding Company”), a newly formed Maryland corporation, with the Holding Company as the surviving entity, (3) the Bank became a wholly-owned subsidiary of the Holding Company, (4) the shares of common stock of the Company held by persons other than the MHC were converted into shares of common stock of the Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (5) the Holding Company offered shares of common stock to certain depositors and borrowers of the Bank and others in the manner and subject to priorities set forth in the Plan of Conversion.

Upon completion of the second step Conversion, the Company became the holding company for the Bank and 535,127 shares of common stock, par value $0.01 per share, of the Company were sold in subscription and community offerings to certain depositors of the Bank and other investors for $7.00 per share. In addition, approximately, 414,195 additional shares of the Company’s common stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for the outstanding shares of common stock of Sugar Creek Financial Corp. (“Old Sugar Creek Financial Corp.”), the former federally-chartered mid-tier holding company for the Bank, held by persons other than Sugar Creek MHC. Each share of common stock of Old Sugar Creek Financial Corp. was converted into the right to receive 1.0453 shares of Common Stock in the conversion. Total conversion cost deducted from proceeds amounted to $929,627.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At the conversion date, liquidation accounts were established in an amount equal to the percentage of the outstanding shares of the Company owned by the MHC before the MHC Merger, multiplied by the Company’s total stockholders’ equity as of the latest balance sheet date in the final offering circular used in the Conversion, plus the value of the net assets of the MHC as of the latest balance sheet date before the effective date of the Conversion. Each eligible account holder or supplemental account holder is entitled to a proportionate share of this account in the event of a complete liquidation of the Bank or the Bank and the Holding Company, and only in such event.

Neither the Holding Company nor the Bank may declare or pay a dividend on any of its capital stock, if the effect thereof would cause equity to be reduced below the liquidation account amount or regulatory capital requirements. Other assets at March 31, 2014 included deferred conversion costs of $467,759.

Subsequent events have been evaluated through June 24, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: June 24, 2014	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Stroh, Jr.	Chairman, Chief Executive Officer and	June 24, 2014
Robert J. Stroh, Jr.	Chief Financial Officer (principal
executive officer and principal financial
officer)

/s/ Francis J. Eversman	President, Chief Operating Officer and	June 24, 2014
Francis J. Eversman	Director

/s/ Timothy W. Deien	Director	June 24, 2014
Timothy W. Deien

/s/ Timothy P. Fleming	Director	June 24, 2014
Timothy P. Fleming

/s/ Daniel S. Reilly	Director	June 24, 2014
Daniel S. Reilly

/s/ Gary R. Schwend	Director	June 24, 2014
Gary R. Schwend

41