Form 10-Q
period 2014-06-30
Sugar Creek Financial Corp./MD/
filed 2014-08-13
CIK 1592407

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-55170

SUGAR CREEK FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	38-3920636
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

28 West Broadway, Trenton, Illinois	62293
(Address of principal executive offices)	(Zip Code)

(618) 224-9228

(Registrant’s telephone number)

______________________N/A______________________
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

Yes ☐ No ☒

As of August 13, 2014, the issuer had 949,228 shares of common stock outstanding.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Form 10-Q

ii

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2014	2014
Assets

Cash and due from banks	$2,858,283	$4,013,453
Federal funds sold	10,980,000	8,860,000
FHLB daily investment account	1,165,947	3,774,375
Cash and cash equivalents	15,004,230	16,647,828
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $281,103 and $304,103	74,048,806	73,386,855
Premises and equipment, net	1,126,059	1,145,346
Foreclosed real estate	729,609	754,704
Accrued interest receivable on loans	249,123	241,411
Other assets	356,636	770,149
Total assets	$92,679,976	$94,111,806

Liabilities and Stockholders' Equity

Deposits	$73,510,949	$77,800,822
Accrued interest payable on deposits	38,156	38,371
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	469,956	370,091
Other liabilities	303,723	301,922
Income taxes payable	253,847	200,108
Total liabilities	79,576,631	83,711,314
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized; 949,228 and 906,879 shares issued	9,492	9,069
Additional paid-in capital	6,114,168	3,288,508
Treasury stock, at cost, 11,852 shares at March 31, 2014	-	(85,638)
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(469,103)	(183,670)
Retained earnings - substantially restricted	7,448,788	7,372,223
Total stockholders' equity	13,103,345	10,400,492
Total liabilities and stockholders' equity	$92,679,976	$94,111,806

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	June 30,
	2014	2013

Interest income:
Loans receivable	$831,575	865,393
Stock in FHLBC	1,437	862
Other interest-earning assets	6,394	6,026
Total interest income	839,406	872,281

Interest expense:
Deposits	109,648	117,100
Advances from FHLBC	59,529	59,529
Total interest expense	169,177	176,629
Net Interest Income	670,229	695,652
Provision for (credit to) loan losses	(23,000)	-
Net interest income after provision for (credit to) loan losses	693,229	695,652

Noninterest income:
Loan service charges	3,206	3,064
Service charges on deposit accounts	25,838	29,642
Other	4,404	3,093
Total noninterest income	33,448	35,799

Noninterest expense:
Compensation and benefits	331,242	305,773
Occupancy expense	31,466	28,282
Equipment and data processing	87,553	86,310
FDIC premium expense	12,870	19,893
Operations of foreclosed real estate, net	30,437	3,536
Professional and regulatory fees	26,261	38,862
Other	79,907	63,471
Total noninterest expense	599,736	546,127
Earnings before income tax expense	126,941	185,324

Income tax expense	50,376	75,058

Net earnings	$76,565	110,266

Basic and diluted earnings per share	$0.09	0.13
Dividends per share	$0.00	0.00

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Unaudited)

				Common
		Additional		Stock		Total
	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2014	$9,069	$3,288,508	$(85,638)	$(183,670)	$7,372,223	$10,400,492

Net earnings	-	-	-	-	76,565	76,565

Treasury stock retired pursuant to reorganization	-	(85,638)	85,638	-	-	-

Amortization of ESOP awards	-	(2,224)	-	14,237	-	12,013

Cancellation of Old Sugar Creek Financial Corp. shares	(9,069)	9,069	-	-	-	-

Net proceeds from stock offering	9,492	2,904,453	-	(299,670)	-	2,614,275

Balance at June 30, 2014	$9,492	$6,114,168	$-	$(469,103)	$7,448,788	$13,103,345

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net earnings	$76,565	$110,266
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	20,954	18,756
Provision for (credit to) loan losses	(23,000)	-
Provision for losses on foreclosed real estste	23,000	-
ESOP expense	12,013	3,314
Equity incentive plan expense	-	6,972
Amortization of deferred loan fees, net	(4,168)	(7,243)
(Increase) decrease in accrued interest receivable	(7,712)	2,900
Decrease in other assets	413,513	138,832
Increase (decrease) in:
Accrued interest payable on deposits	(215)	86
Other liabilities	1,801	(80,197)
Income taxes payable	53,739	(114,942)
Net cash provided by operating activities	566,490	78,744
Cash flows from investing activities:
Net increase in loans receivable	(634,783)	(435,712)
Purchase of premises and equipment	(1,667)	(52,846)
Other, net	2,095	-
Net cash used for investing activities	(634,355)	(488,558)
Cash flows from financing activities:
Net (decrease) increase in deposits	(4,289,873)	400,243
Increase in advances from borrowers for taxes and insurance	99,865	81,789
Proceeds from sale of common stock	2,614,275	-
Net cash (used for) provided by financing activities	(1,575,733)	482,032
Net (decrease) increase in cash and cash equivalents	(1,643,598)	72,218
Cash and cash equivalents at beginning of period	16,647,828	14,451,393
Cash and cash equivalents at end of period	$15,004,230	$14,523,611

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$170,045	$177,197
Federal and state income taxes	-	-
Real estate acquired in settlement of loans	$-	$-

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

General

On April 8, 2014, Sugar Creek Financial Corp., a Maryland corporation (the “Company”), became the holding company for the Bank upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the Conversion”). The Conversion involved the sale by the Company of 535,127 shares of common stock in a subscription and community offering, including shares purchased by the Bank’s employee stock ownership plan, the exchange of 414,101 shares of common stock after consideration of fractional shares of the Company for shares of common stock of the former Sugar Creek Financial Corp. (“old Sugar Creek”) held by persons other than Sugar Creek MHC (the “MHC”), and the elimination of old Sugar Creek and the MHC. Net proceeds received from the reorganization and stock offering totaled $2,614,275, net of costs of $929,802, common stock acquired by the ESOP of $299,670 and the contribution of cash from the MHC of $98,382.

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

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) is the officially recognized source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Interim Financial Statements

The consolidated financial statements of the Company at June 30, 2014 and for the three months ended June 30, 2014 and 2013 have been prepared in conformity with U.S. GAAP for interim financial information and predominant practices followed by the financial services industry and are unaudited. However, in management’s opinion, the interim data at June 30, 2014 and for the three months ended June 30, 2014 and 2013 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tempo Bank. The Company’s principal business is the business of the Bank. All significant intercompany accounts and transactions have been eliminated.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the periods covered. Actual results could differ significantly from these estimates and assumptions. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Note 2. Earnings per Share

Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding. Unvested restricted stock awards that contain non-forfeitable rights to dividends are participating securities and are included in the EPS computation using the two-class method. Prior period EPS data is adjusted retrospectively.

	Three Months Ended
	June 30,
	2014	2013
Basic and diluted earnings per share:

Net earnings	$76,565	$110,266
Less dividends paid:
Common stock	-	-
Participating securities	-	-
Undistributed earnings	$76,565	$110,266

Weighted-average basic and diluted shares and participating securities outstanding	887,980	875,539

Distributed earnings per share	$-	$-
Undistributed earnings per share	0.09	0.13
Net earnings per share	$0.09	$0.13

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Note 3. Loans Receivable, Net

Loans receivable, net, are summarized as follows:

	June 30,	March 31,
	2014	2014

Real estate loans:
Single-family, owner occupied	$58,760,069	$58,115,912
Single-family, non-owner occupied	8,639,392	8,437,076
Multi-family, 5 or more units	768,213	782,917
Commercial	2,729,176	2,980,571
Land	1,479,917	1,553,915
Consumer loans	2,044,048	1,912,416
	74,420,815	73,782,807
Allowance for losses	(281,103)	(304,103)
Deferred loan fees, net	(90,906)	(91,849)
Total loans	$74,048,806	$73,386,855

The weighted-average rate on loans was 4.46% and 4.50% at June 30, 2014 and March 31, 2014, respectively.

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

Multi-family, 5 or more units

Multi-family real estate loans are typically secured by apartment complexes. These loans typically have larger loan balances and involve a greater degree of risk than single-family residential mortgage loans. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. Repayment of loans secured by income-producing properties generally depends on the successful operation of the real estate project and may be subject to a greater extent to adverse market conditions and the general economy.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended June 30, 2014 and 2013:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2014:
Real estate loans:
Single-family, owner occupied	$209,010	$1,953	$-	$-	$210,963
Single-family, non-owner occupied	52,576	(2,086)	-	-	50,490
Multi-family, 5 or more units	2,356	(44)	-	-	2,312
Commercial	8,971	(757)	-	-	8,214
Land	4,677	(223)	-	-	4,454
Consumer loans	4,420	(55)	-	-	4,365
Unallocated	22,093	(21,788)	-	-	305
	$304,103	$(23,000)	$-	$-	$281,103

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2013:
Real estate loans:
Single-family, owner occupied	$287,934	4,140	-	-	292,074
Single-family, non-owner occupied	30,865	-	-	-	30,865
Multi-family, 5 or more units	3,036	(61)	-	-	2,975
Commercial	12,793	(1,305)	-	-	11,488
Land	4,841	548	-	-	5,389
Consumer	4,627	(221)	-	-	4,406
Unallocated	39,007	(3,101)	-	-	35,906
	$383,103	-	-	-	383,103

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents by portfolio segment, the recorded investment in loans and impairment method at June 30, 2014 and March 31, 2014:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At June 30, 2014:
Real estate loans:
Single-family, owner occupied	$37,000	$173,963	$210,963	$961,267	$57,798,802	$58,760,069
Single-family, non-owner occupied	28,525	21,965	50,490	443,589	8,195,804	8,639,393
Multi-family, 5 or more units	-	2,312	2,312	-	768,213	768,213
Commercial	-	8,214	8,214	-	2,729,176	2,729,176
Land	-	4,454	4,454	-	1,479,917	1,479,917
Consumer loans	-	4,365	4,365	-	2,044,047	2,044,047
Unallocated	-	305	305	-	-	-
	$65,525	$215,578	$281,103	$1,404,856	$73,015,959	$74,420,815

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$37,000	$172,010	$209,010	$966,027	$57,149,885	$58,115,912
Single-family, non-owner occupied	28,525	24,051	52,576	446,293	7,990,783	8,437,076
Multi-family, 5 or more units	-	2,356	2,356	-	782,917	782,917
Commercial	-	8,971	8,971	-	2,980,571	2,980,571
Land	-	4,677	4,677	-	1,553,915	1,553,915
Consumer loans	-	4,420	4,420	-	1,912,416	1,912,416
Unallocated	-	22,093	22,093	-	-	-
	$65,525	$238,578	$304,103	$1,412,320	$72,370,487	$73,782,807

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents impaired loans and allocated valuation allowances based upon class levels and average recorded investment:

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At June 30, 2014:
Real estate loans:
Single-family, owner occupied	$961,267	$-	$961,267	$961,267	$37,000
Single-family, non-owner occupied	443,589	-	443,589	443,589	28,525
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$1,404,856	$-	$1,404,856	$1,404,856	$65,525

The average recorded investment on impaired loans for the three months ended June 30, 2014 included: single-family, owner occupied of $963,647 and single-family, non-owner occupied of $444,941.

The average recorded investment on impaired loans for the three months ended June 30, 2013 included: single-family, owner occupied of $1,990,910 and consumer loans of $9,494.

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$966,027	$-	$966,027	$966,027	$37,000
Single-family, non-owner occupied	446,293	-	446,293	446,293	28,525
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$1,412,320	$-	$1,412,320	$1,412,320	$65,525

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents nonperforming loans based upon class level:

Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At June 30, 2014:
Real estate loans:
Single-family, owner occupied	$-	$-	$961,267	$961,267
Single-family, non-owner occupied	-	-	210,869	210,869
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$-	$-	$1,172,136	$1,172,136

Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$-	$-	$966,027	$966,027
Single-family, non-owner occupied	-	-	212,104	212,104
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$-	$-	$1,178,131	$1,178,131

For the three months ended June 30, 2013, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $35,680. Interest income recognized on such loans for the three months ended June 30, 2013 was $3,328, respectively.

There were no new additions for loans modified as troubled debt restructurings during the three months ended June 30, 2014.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents a summary of new troubled debt restructurings during the three months ended June 30, 2013:

		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Three months ended June 30, 2013:
Single-family, owner occupied	1	$499,223	$510,623
Single-family, non-owner occupied	-	-	-
	1	$499,223	$510,623

The following presents a summary of accruing troubled debt restructurings at June 30, 2014 and March 31, 2014:

	June 30,		March 31,
	2014		2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Real estate loans:
Single-family, owner occupied	2	$961,267	2	$966,027
Single-family, non-owner occupied	2	210,869	2	212,104
	4	$1,172,136	4	$1,178,131

The following presents the Bank's loan portfolio aging analysis:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At June 30, 2014:
Real estate loans:
Single-family, owner occupied	$645,648	$194,811	$-	$57,919,610	$58,760,069
Single-family, non-owner occupied	294,578	200,163	-	8,144,652	8,639,393
Multi-family, 5 or more units	-	-	-	768,213	768,213
Commercial	-	-	-	2,729,176	2,729,176
Land	40,835	-	-	1,439,082	1,479,917
Consumer loans	-	8,100	-	2,035,947	2,044,047
	$981,061	$403,074	$-	$73,036,680	$74,420,815

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$808,034	$277,663	$-	$57,030,215	$58,115,912
Single-family, non-owner occupied	-	212,104	-	8,224,972	8,437,076
Multi-family, 5 or more units	-	-	-	782,917	782,917
Commercial	-	-	-	2,980,571	2,980,571
Land	-	-	-	1,553,915	1,553,915
Consumer loans	-	20,223	-	1,892,193	1,912,416
	$808,034	$509,990	$-	$72,464,783	$73,782,807

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents the credit risk profile for the Bank's loan portfolio based upon rating category:

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At June 30, 2014:
Real estate loans:
Single-family, owner occupied	$-	$961,267	$-	$-	$57,798,802	$58,760,069
Single-family, non-owner occupied	210,869	-	-	-	8,428,524	8,639,393
Multi-family, 5 or more units	-	-	-	-	768,213	768,213
Commercial	-	-	-	-	2,729,176	2,729,176
Land	-	-	-	-	1,479,917	1,479,917
Consumer loans	-	-	-	-	2,044,047	2,044,047
	$210,869	$961,267	$-	$-	$73,248,679	$74,420,815

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$-	$966,027	$-	$-	$57,149,885	$58,115,912
Single-family, non-owner occupied	446,293	-	-	-	7,990,783	8,437,076
Multi-family, 5 or more units	-	-	-	-	782,917	782,917
Commercial	-	-	-	-	2,980,571	2,980,571
Land	-	-	-	-	1,553,915	1,553,915
Consumer loans	-	-	-	-	1,912,416	1,912,416
	$446,293	$966,027	$-	$-	$72,370,487	$73,782,807

Note 4.	Income Taxes

The effective tax rate was 39.7% for the three months ended June 30, 2014, compared to 40.5% for the three months ended June 30, 2013.

Note 5.	Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At June 30, 2014 and March 31, 2014, the Bank met all capital adequacy requirements.

The Bank is also subject to the regulatory framework for prompt corrective action. At June 30, 2014 and March 31, 2014, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The Bank’s actual and required capital amounts and ratios are summarized as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At June 30, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Equity of the Bank	$11,224
General valuation allowance	281
Total capital to risk-weighted assets	$11,505	25.1%	$3,666	8.0%	$4,583	10.0%

Tier 1 capital to risk-weighted assets	$11,224	24.5%	$1,833	4.0%	$2,750	6.0%

Tier 1 capital to total assets	$11,224	12.1%	$3,706	4.0%	$4,633	5.0%

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Equity of the Bank	$9,972
General valuation allowance	304
Total capital to risk-weighted assets	$10,276	22.3%	$3,687	8.0%	$4,608	10.0%

Tier 1 capital to risk-weighted assets	$9,972	21.6%	$1,843	4.0%	$2,765	6.0%

Tier 1 capital to total assets	$9,972	10.6%	$3,764	4.0%	$4,705	5.0%

Note 6.	Financial Instruments with Off-Balance Sheet Risk

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

The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. At June 30, 2014, there was one commitment of $199,000 to finance a single-family, owner occupied residence.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Note 7.	Concentration of Credit Risk

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

Note 8.	Fair Value Measurements and Fair Value of Financial Instruments

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

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Bank obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At June 30, 2014 and March 31, 2014, the Company did not have any available for sale securities.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at June 30, 2014 and March 31, 2014 include impaired loans of $1,404,856 and $1,412,320, respectively, utilizing Level 3 inputs. The impaired loans are collateral dependent.

Following is a summary of the activity in the allowance for losses on impaired loans, including troubled debt restructurings:

	Three Months Ended
	June 30,
	2014	2013

Balance, beginning of period	$65,525	$108,363
Loan charge-offs	-	-
Recoveries	-	-
Provision for loan losses	-	1,637
Balance, end of period	$65,525	$110,000

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $729,609 at June 30, 2014 and $754,704 at March 31, 2014. Foreclosed real estate is initially recorded at fair value utilizing Level 2 units based on observable market data less costs to sell, establishing a new cost basis.

Fair Value of Financial Instruments

The carrying amount, fair value and the financial hierarchy of the Company’s financial instruments are summarized in the following table. Fair values of financial instruments have been estimated by the Company based upon available market information with the assistance of an independent consultant.

	June 30,
	2014
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$15,004,230	$15,004,230	$15,004,230	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	74,048,806	77,537,258	-	76,132,402	1,404,856
Accrued interest receivable on loans	249,123	249,123	-	249,123	-
Deposits	73,510,949	68,045,189	-	68,045,189	-
Accrued interest on deposits	38,156	38,156	-	38,156	-
Advances from FHLB of Chicago	$5,000,000	$5,456,078	$-	$5,456,078	$-

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

	March 31,
	2014
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$16,647,828	$16,647,828	$16,647,828	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	73,386,855	76,404,679	-	74,992,359	1,412,320
Accrued interest receivable on loans	241,411	241,411	-	241,411	-
Deposits	77,800,822	71,176,039	-	71,176,039	-
Accrued interest on deposits	38,371	38,371	-	38,371	-
Advances from FHLB of Chicago	$5,000,000	$5,498,149	$-	$5,498,149	$-

The following methods and assumptions were used in estimating the fair values shown above:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of instruments.
•	Stock in FHLB of Chicago is valued at cost, which represents historical redemption value and approximates fair value.
•	Fair values for the loan portfolio, certificates of deposit and advances from the FHLBC are computed using an analysis which considers the amount and timing of all future cash flows of the underlying instruments discounted at current market rates.
•	Fair values of non-maturing deposits, such as checking, NOW, savings and money market deposit accounts are computed using an analysis which uses decay rates to estimate the amount and timing of all future cash flows of the underlying instruments, which are discounted at current market rates.
•	The carrying amounts of accrued interest receivable and payable approximate fair value.

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

There were no transfers between Level 1 and Level 2 categorizations and into or out of Level 3 categorization during the periods presented.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations at June 30, 2014 and for the three months ended June 30, 2014 and 2013 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements (Unaudited) and the notes thereto, appearing in Part I, Item 1 of this report.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

•	changes in accounting policies and practices, as may be adopted by the Federal Deposit Insurance Corporation, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview-General

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and small businesses. At June 30, 2014, we had total assets of $92.7 million, net loans of $74.0 million, total deposits of $73.5 million and stockholders’ equity of $13.1 million.

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

Expenses. The noninterest expenses we incur in operating our business consist of compensation and benefits expenses, occupancy expenses, equipment and data processing expenses, FDIC premiums, costs from operation of foreclosed real estate, professional and regulatory fees and other miscellaneous expenses, legal and accounting fees and expenses of stockholder communications and meetings.

Our largest noninterest expense is compensation and benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans and other employee benefits, including employee stock ownership plan allocations.

Critical Accounting Policy

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of U.S. GAAP. Our significant accounting policies are described in note 1 of the notes to the consolidated financial statements.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Allowance for Loan Losses. We consider the allowance for loan losses to be our critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to operations. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of qualitative loss factors to be applied to the various segments of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least monthly. The allowance consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers non-impaired loans and is based on the historical loan loss experience for generally the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Company’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including primarily changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Comparison of Financial Condition at June 30, 2014 and March 31, 2014

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.6 million to $15.0 million at June 30, 2014 from $16.6 million at March 31, 2014 primarily as a result of deposit withdrawals.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At June 30, 2014, single-family owner occupied residential real estate loans totaled $58.8 million, or 79.0% of total loans, compared to $58.1 million, or 78.8% of total loans at March 31, 2014. Increases in single-family owner occupied residential real estate loans are the result of our continued emphasis on this type of lending and improving economic conditions in the local and regional area.

Single-family non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $8.6 million, or 11.6% of total loans, at June 30, 2014 compared to $8.4 million, or 11.4% of total loans, at March 31, 2014. The increases in this segment was a result of a new loan origination.

Multi-family and commercial real estate loans totaled $3.5 million, or 4.7% of total loans, at June 30, 2014 compared to $3.7 million, or 5.1% of total loans, at March 31, 2014. Reductions in these loan segments were a result of repayments by borrowers largely as a result of the competitive environment for financing these types of mortgage loans.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consumer loan balances totaled $2.0 million, or 2.7% of total loans, at June 30, 2014 compared to $1.9 million, or 2.6% of total loans, at March 31, 2014.

At June 30, 2014, fixed-rate loans, balloon loans and adjustable-rate loans totaled $41.0 million, $33.3 million and $42,000, respectively.

Loan originations for the three months ended June 30, 2014 decreased to $3.1 million, or 38.6% from $5.2 million for the three months ended June 30, 2013. We believe an unusually cold winter followed by a cold and wet spring depressed loan demand.

Investments. At June 30, 2014, our investment portfolio totaled $1.2 million and consisted solely of our investment in the FHLBC stock. Our investment in FHLBC stock was unchanged from June 30, 2014. At June 30, 2014, $487,000 of our investment in FHLBC stock consisted of excess or voluntary stock.

Other Assets. Other assets totaled $357,000 at June 30, 2014, a decrease of $413,000 from March 31, 2014. The decrease over the period was due to the offset of deferred stock conversion costs against proceeds from sale of common stock and the timing of prepaid items.

Deposits. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. Deposits decreased $4.3 million, or 5.5%, for the three months ended June 30, 2014, as a result of the utilization of funds for the purchases of common stock, and to a lesser extent, competitive regional deposit pricing and improvement in the stock market. At June 30, 2014 and March 31, 2014, we had no brokered deposits.

Borrowings. We utilize FHLBC advances to supplement our supply of funds for loans. During the three months ended June 30, 2014 there were no new advances or repayments made.

Results of Operations for the Three Months Ended June 30, 2014 and 2013.

Total Interest Income. Total interest income decreased $33,000 to $839,000 for the three months ended June 30, 2014. The decrease was due primarily to a reduction in interest income on loans receivable caused by lower average loan portfolio yields as a result of the continuing protracted low interest environment.

Total Interest Expense. Total interest expense decreased $7,000 to $169,000 for the three months ended June 30, 2014 from $176,000 for the three months ended June 30, 2013. The decrease resulted primarily from lower average rates paid for deposits.

Net Interest Income. Net interest income decreased $26,000 to $670,000 for the three months ended June 30, 2014 from $696,000 for the three months ended June 30, 2013. The decrease is due primarily to lower interest rate spread.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the quarter ended June 30, 2014, the Bank recorded a credit to the provision for loan losses of $23,000. There was no provision for loan losses for the comparable period in 2013. The effects of the economic downturn and unemployment have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area is improving and home sales are improving collateral values.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Average Balance Table	Three Months Ended
	June 30,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$73,589	$832	4.52%	$73,421	$865	4.71%
FHLBC Stock	1,165	1	0.34	1,165	1	0.34
Other interest-earning assets	12,812	6	0.19	11,452	6	0.21
Total interest-earning assets	87,566	839	3.83	86,038	872	4.05

Noninterest-earning assets	6,015			4,232
Total assets	93,581			90,270

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,282	$2	0.13%	$5,604	$2	0.14%
Savings accounts	13,849	9	0.26	13,695	10	0.29
Money market accounts	18,394	20	0.43	17,330	20	0.46
Certificates of deposit	32,114	79	0.98	34,106	85	1.00
Total interest-bearing deposits	70,639	110	0.62	70,735	117	0.66

FHLBC advances	5,000	59	4.72	5,000	60	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$75,639	$169	0.89	$75,735	$177	0.93

Noninterest-bearing NOW accounts	5,564			3,301
Other noninterest-bearing liabilities	1,045			1,096
Total liabilities	82,248			80,132

Stockholders’ equity	11,333			10,138
Total liabilities and stockholders’ equity	$93,581			$90,270

Net interest income		$670			$695
Interest rate spread			2.94%			3.12%

Net interest margin		3.06%			3.23%

Average interest-earning assets to average interest-bearing liabilities	115.77%			113.60%

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased $2,000 to $33,000 for the three month period ended June 30, 2014 from $35,000 for the three months ended June 30, 2013 primarily due to a decline in service charges on deposit accounts.

Noninterest Expense. Noninterest expense primarily consists of salaries and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense increased by $54,000 to $600,000 for the three months ended June 30, 2014 from $546,000 for the three months ended June 30, 2013.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Compensation and benefit expense increased $25,000 to $331,000 for the three months ended June 30, 2014 from $306,000 for the comparable period in 2013. The increase was due in large part to expenses associated with the ESOP approved as part of the stock offering and an increase in health insurance costs due to a higher number of covered employees. Operations of foreclosed real estate increased $27,000 to $30,000 for the three months ended June 30, 2014 from $3,000 at June 30, 2013. This increase was due to an additional write-down of $23,000 on a single-family residence held in foreclosed real estate that was sold subsequent to June 30, 2014. Other noninterest expense increased $16,000 to $80,000 for the three months ended June 30, 2014 from $64,000 for the three months ended June 30, 2013 due primarily to public company reporting expenses.

Income Taxes. Income tax expense for the three months ended June 30, 2014 was $50,000 compared $75,000 for the three months ended June 30, 2013. The decrease in tax expense is primarily attributable to lower pre-tax earnings.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the FHLBC. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $15.0 million. At June 30, 2014, the Bank had $5.0 million in FHLBC advances outstanding.

A significant use of our liquidity is the funding of loan originations. At June 30, 2014, we had one loan commitment outstanding in the amount of $199,000 to finance the purchase of a single-family owner occupied residence. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2014 totaled $15.6 million, or 48.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

With the recent action taken by the Federal Reserve’s Federal Open Market Committee to leave the Fed funds and Discount Window rates and their current benchmarks, we have been able to attract new money deposits with targeted pricing. The local deposit market remains extremely competitive with both regional and national banking institutions advertising for deposits. This has resulted in a very rate sensitive time deposit base. We have the ability to attract and retain these deposits by adjusting the interest rates offered, if deemed appropriate.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The Company is a separate legal entity from the Bank and must provide for its own liquidity. The Company’s ability to pay cash dividends may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the investment of the net proceeds from the offering of $1.2 million that it retained. Payment of cash dividends on capital stock by a savings and loan holding company is limited by Federal Reserve Board regulations.

We did not repurchase any of our common stock during the quarter ended June 30, 2014 and had no publicly announced repurchase plans or programs as of June 30, 2014.

Our primary investing activity is the origination of loans. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the rates paid and products offered by us and our local competitors and several other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management.  We are subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See note 5 of notes to the consolidated financial statements.

The Bank may not declare or pay a cash dividend, if the effect of such dividends would be to cause the capital of the Bank to be reduced below the aggregate amount required by federal or state law. The Company may pay a dividend, if and when declared by its Board of Directors. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the three months ended June 30, 2014 and 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Entities are required to disclose the amount of foreclosed residential real estate and such loans in the process of foreclosure on an interim and annual basis. The provisions of ASU 2014-04 may be applied using either a modified retrospective transition method or a prospective transition method, beginning after December 15, 2014.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Analysis of Nonperforming and Classified Assets.

We consider foreclosed real estate, repossessed assets, nonaccrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. There were no changes in our nonaccrual loan policy during the three months ended June 30, 2014 and 2013.

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

Nonperforming Assets

There were no nonaccrual loans at June 30, 2014. The largest lending relationship in the nonperforming loan category amounted to $501,000, which was secured by one single-family dwelling. While improving, the level of nonaccrual loans continues to reflect a slow local and regional economy, job layoffs, divorce and health issues that impact borrowers.

Accruing troubled debt restructurings were $1.2 million at June 30, 2014 and at March 31, 2014.

We did not have any accruing loans past due 90 days or more at the dates presented above. Income related to nonaccrual loans for the three months ended June 30, 2014 and 2013 was considered immaterial.

At June 30, 2014, there were no other loans known to management which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

See Note 3 to our unaudited consolidated financial statements for a description by loan category of our classified assets as of June 30, 2014 and March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The Company consummated its “second-step” conversion and stock offering on April 8, 2014. The conversion involved the sale by the Company of 535,127 shares of common stock, par value $.01 per share, at a price of $7.00 per share in a subscription and community offering, including shares purchased by the Bank’s employee stock ownership plan; the exchange of 414,101 shares of common stock and the elimination of old Sugar Creek and the MHC. The subscription and community offerings were managed by Keefe Bruyette & Woods, Inc.

Net proceeds from the reorganization and offering of $2,614,215, net of costs of $929,802, the ESOP contribution of $299,670 and the contribution of cash from the MHC of $98,382, have been temporarily deposited in an overnight interest-bearing account. On a longer-term basis, the Company and Bank may deploy a portion of the net offering proceeds to fund new loans and invest in securities. There can be no assurance that we will be able to effectively deploy the net offering proceeds.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp. (1)

3.2	Bylaws of Sugar Creek Financial Corp. (2)

4.0	Form of Common Stock Certificate of Sugar Creek Financial Corp. (2)

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

31.0	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the exhibits filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2013.

(2)	Incorporated by reference into this document from the exhibits filed with the Registration Statement on Form S-1 (SEC File No. 333-192700) and amendments thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: August 13, 2014	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer

