Form 10-Q
period 2014-09-30
Sugar Creek Financial Corp./MD/
filed 2014-11-13
CIK 1592407

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

N/A
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

Yes ☐ No ☒

As of November 12, 2014, the registrant had 949,228 shares of common stock outstanding.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Form 10-Q

ii

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2014	2014

Assets

Cash and due from banks	$3,528,080	$4,013,453
Federal funds sold	6,990,000	8,860,000
FHLB daily investment account	2,441,963	3,774,375
Cash and cash equivalents	12,960,043	16,647,828
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $287,103 and $304,103	75,009,362	73,386,855
Premises and equipment, net	1,222,079	1,145,346
Foreclosed real estate	591,538	754,704
Accrued interest receivable on loans	255,186	241,411
Other assets	207,644	770,149
Total assets	$91,411,365	$94,111,806

Liabilities and Stockholders' Equity

Deposits	$72,585,847	$77,800,822
Accrued interest payable on deposits	40,921	38,371
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	116,360	370,091
Other liabilities	311,727	301,922
Income taxes payable	200,108	200,108
Total liabilities	78,254,963	83,711,314
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized; 949,228 and 906,879 shares issued	9,492	9,069
Additional paid-in capital	6,120,358	3,288,508
Treasury stock, at cost, 11,852 shares at March 31, 2014	-	(85,638)
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(458,370)	(183,670)
Retained earnings - substantially restricted	7,484,922	7,372,223
Total stockholders' equity	13,156,402	10,400,492
Total liabilities and stockholders' equity	$91,411,365	$94,111,806

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Interest income:
Loans receivable	$825,973	860,792	1,657,547	$1,726,185
Stock in FHLBC	1,453	872	2,890	1,734
Other interest-earning assets	5,461	6,320	11,855	12,346
Total interest income	832,887	867,984	1,672,292	1,740,265

Interest expense:
Deposits	111,746	115,500	221,394	232,600
Advances from FHLBC	60,183	60,183	119,712	119,712
Total interest expense	171,929	175,683	341,106	352,312
Net Interest Income	660,958	692,301	1,331,186	1,387,953
Provision for (credit to) loan losses	6,000	(15,000)	(17,000)	(15,000)
Net interest income after provision for (credit to) loan losses	654,958	707,301	1,348,186	1,402,953

Noninterest income:
Loan service charges	7,467	7,747	10,674	10,811
Service charges on deposit accounts	24,701	33,401	50,539	63,043
Other	6,622	3,115	11,026	6,209
Total noninterest income	38,790	44,263	72,239	80,063

Noninterest expense:
Compensation and benefits	334,212	327,124	665,454	632,897
Occupancy expense	34,169	29,869	65,634	58,151
Equipment and data processing	92,324	89,942	179,878	176,252
FDIC premium expense	5,118	15,773	17,988	35,666
Operations of foreclosed real estate, net	19,878	20,781	50,316	24,318
Advertising	19,152	4,771	28,935	10,603
Professional and regulatory fees	39,964	39,714	66,225	78,576
Other	88,938	63,915	159,061	121,554
Total noninterest expense	633,755	591,889	1,233,491	1,138,017
Earnings before income tax expense	59,993	159,675	186,934	344,999

Income tax expense	23,859	64,940	74,235	139,998

Net earnings	$36,134	94,735	112,699	$205,001

Basic and diluted earnings per share	$0.04	0.11	0.13	$0.23
Dividends per share	$0.00	0.10	0.00	$0.10

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Unaudited)

				Common
		Additional		Stock		Total
	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2013	$9,069	$3,285,387	$(82,907)	$(207,369)	$7,052,678	$10,056,858

Net earnings	-	-	-	-	205,001	205,001

Dividends, $.10 per share	-	-	-	-	(87,370)	(87,370)

Repurchase of common stock	-	-	(2,731)	-	-	(2,731)

Amortization of ESOP award	-	(5,101)	-	11,849	-	6,748

Equity incentive plan expense	-	10,225	-	-	-	10,225

Balance at September 30, 2013	$9,069	$3,290,511	$(85,638)	$(195,520)	$7,170,309	$10,188,731

Balance at March 31, 2014	$9,069	$3,288,508	$(85,638)	$(183,670)	$7,372,223	$10,400,492

Net earnings	-	-	-	-	112,699	112,699

Treasury stock retired pursuant to reorganization	-	(85,638)	85,638	-	-	-

Amortization of ESOP awards	-	3,966	-	24,970	-	28,936

Cancellation of Old Sugar Creek Financial Corp. shares	(9,069)	9,069	-	-	-	-

Net proceeds from stock offering	9,492	2,904,453	-	(299,670)	-	2,614,275

Balance at September 30, 2014	$9,492	$6,120,358	$-	$(458,370)	$7,484,922	$13,156,402

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net earnings	$112,699	$205,001
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	44,969	37,512
Provision for (credit to) loan losses	(17,000)	(15,000)
Provision for losses on foreclosed real estste	29,270	15,000
ESOP expense	28,936	6,748
Equity incentive plan expense	-	10,225
Amortization of deferred loan fees, net	(7,707)	(16,123)
(Increase) decrease in accrued interest receivable	(13,775)	7,571
Decrease in other assets	562,505	69,763
Increase (decrease) in:
Accrued interest payable on deposits	2,550	(1,655)
Other liabilities	9,805	(56,724)
Income taxes payable	-	(152,877)
Net cash provided by operating activities	752,252	109,441
Cash flows from investing activities:
Net increase in loans receivable	(1,597,800)	(566,260)
Purchase of premises and equipment	(121,702)	(170,005)
Proceeds from sale of foreclosed real estate	133,896	-
Net cash used for investing activities	(1,585,606)	(736,265)
Cash flows from financing activities:
Net decrease in deposits	(5,214,975)	(1,671,355)
Decrease in advances from borrowers for taxes and insurance	(253,731)	(256,229)
Cash dividends paid	-	(87,370)
Repurchase of common stock	-	(2,731)
Proceeds from sale of common stock	2,614,275	-
Net cash used for financing activities	(2,854,431)	(2,017,685)
Net decrease in cash and cash equivalents	(3,687,785)	(2,644,509)
Cash and cash equivalents at beginning of period	16,647,828	14,451,393
Cash and cash equivalents at end of period	$12,960,043	$11,806,884

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$339,209	$354,621
Federal and state income taxes	9,000	335,701
Real estate acquired in settlement of loans	$-	$-

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

General

On April 8, 2014, Sugar Creek Financial Corp., a Maryland corporation (the “Company”), became the holding company for the Bank upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (“the Conversion”). The Conversion involved the sale by the Company of 535,127 shares of common stock in a subscription and community offering, including shares purchased by the Bank’s employee stock ownership plan, the exchange of 414,101 shares of common stock after consideration of fractional shares of the Company for shares of common stock of the former Sugar Creek Financial Corp. (“old Sugar Creek”) held by persons other than Sugar Creek MHC (the “MHC”), and the elimination of old Sugar Creek and the MHC. Net proceeds received from the reorganization and stock offering totaled $2,614,275, net of costs of $929,802, common stock acquired by the ESOP of $299,670 and the contribution of cash from the MHC of $98,382.

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

Interim Financial Statements

The consolidated financial statements of the Company at September 30, 2014 and for the three and six months ended September 30, 2014 and 2013 have been prepared in conformity with U.S. GAAP for interim financial information and predominant practices followed by the financial services industry and are unaudited. However, in management’s opinion, the interim data at September 30, 2014 and for the three and six months ended September 30, 2014 and 2013 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tempo Bank. The Bank has no subsidiaries. The Company’s principal business is the business of the Bank. All significant intercompany accounts and transactions have been eliminated.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 27, 2014.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic and diluted earnings per share:

Net earnings	$36,134	$94,735	$112,699	$205,001
Less dividends paid:
Common stock	-	87,016	-	87,016
Participating securities	-	354	-	354
Undistributed earnings	$36,134	$7,365	$112,699	$117,631

Weighted-average basic and diluted shares and participating securities outstanding	889,218	875,428	888,553	875,659

Distributed earnings per share	$-	$0.10	$-	$0.10
Undistributed earnings per share	0.04	0.01	0.13	0.13
Net earnings per share	$0.04	$0.11	$0.13	$0.23

Note 3. Loans Receivable

Loans receivable is summarized as follows:

	September 30,	March 31,
	2014	2014

Real estate loans:
Single-family, owner occupied	$60,112,864	$58,115,912
Single-family, non-owner occupied	8,498,489	8,437,076
Multi-family, 5 or more units	752,849	782,917
Commercial	2,820,025	2,980,571
Land	1,358,712	1,553,915
Consumer loans	1,844,138	1,912,416
	75,387,077	73,782,807
Allowance for losses	(287,103)	(304,103)
Deferred loan fees, net	(90,612)	(91,849)
Total loans	$75,009,362	$73,386,855

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The weighted-average rate on loans was 4.43% and 4.50% at September 30, 2014 and March 31, 2014, respectively.

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

Land

Land loans are secured by residential lots and undeveloped farm property. These loans involve greater risk than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default or foreclosure, the settlement value might be insufficient to assure full repayment. As is the case with commercial real estate loans, land loans may also be subject to a greater extent than residential real estate, to adverse market conditions and the general economy.

Consumer

Consumer loans include automobile, signature and other consumer loans. Potential credit risks include rapidly depreciable assets, such as automobiles, which could adversely affect the value of the collateral.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2014 and 2013:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2014:
Real estate loans:
Single-family, owner occupied	$210,963	$10,762	$-	$-	$221,725
Single-family, non-owner occupied	50,490	(8,333)	-	-	42,157
Multi-family, 5 or more units	2,312	(46)	-	-	2,266
Commercial	8,214	274	-	-	8,488
Land	4,454	(364)	-	-	4,090
Consumer loans	4,365	5	-	-	4,370
Unallocated	305	3,702	-	-	4,007
	$281,103	$6,000	$-	$-	$287,103

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2013:
Real estate loans:
Single-family, owner occupied	$292,074	$(4,606)	$-	$-	$287,468
Single-family, non-owner occupied	30,865	(1,987)	-	-	28,878
Multi-family, 5 or more units	2,975	(62)	-	-	2,913
Commercial	11,488	(521)	-	-	10,967
Land	5,389	(116)	-	-	5,273
Consumer	4,406	(268)	-	-	4,138
Unallocated	35,906	(7,440)	-	-	28,466
	$383,103	$(15,000)	$-	$-	$368,103

The following presents by portfolio segment, the activity in the allowance for loan losses for the six months ended September 30, 2014 and 2013:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Six months ended September 30, 2014:
Real estate loans:
Single-family, owner occupied	$209,010	$12,715	$-	$-	$221,725
Single-family, non-owner occupied	52,576	(10,419)	-	-	42,157
Multi-family, 5 or more units	2,356	(90)	-	-	2,266
Commercial	8,971	(483)	-	-	8,488
Land	4,677	(587)	-	-	4,090
Consumer loans	4,420	(50)	-	-	4,370
Unallocated	22,093	(18,086)	-	-	4,007
	$304,103	$(17,000)	$-	$-	$287,103

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Six months ended September 30, 2013:
Real estate loans:
Single-family, owner occupied	$287,934	$(466)	$-	$-	$287,468
Single-family, non-owner occupied	30,865	(1,987)	-	-	28,878
Multi-family, 5 or more units	3,036	(123)	-	-	2,913
Commercial	12,793	(1,826)	-	-	10,967
Land	4,841	432	-	-	5,273
Consumer loans	4,627	(489)	-	-	4,138
Unallocated	39,007	(10,541)	-	-	28,466
	$383,103	$(15,000)	$-	$-	$368,103

The following presents by portfolio segment, the recorded investment in loans and impairment method at September 30, 2014 and March 31, 2014:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At September 30, 2014:
Real estate loans:
Single-family, owner occupied	$44,100	$177,625	$221,725	$1,113,519	$58,999,345	$60,112,864
Single-family, non-owner occupied	17,211	24,946	42,157	220,824	8,277,665	8,498,489
Multi-family, 5 or more units	-	2,266	2,266	-	752,849	752,849
Commercial	-	8,488	8,488	-	2,820,025	2,820,025
Land	-	4,090	4,090	40,835	1,317,877	1,358,712
Consumer loans	-	4,370	4,370	7,315	1,836,823	1,844,138
Unallocated	-	4,007	4,007	-	-	-
	$61,311	$225,792	$287,103	$1,382,493	$74,004,584	$75,387,077

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$37,000	$172,010	$209,010	$966,027	$57,149,885	$58,115,912
Single-family, non-owner occupied	28,525	24,051	52,576	446,293	7,990,783	8,437,076
Multi-family, 5 or more units	-	2,356	2,356	-	782,917	782,917
Commercial	-	8,971	8,971	-	2,980,571	2,980,571
Land	-	4,677	4,677	-	1,553,915	1,553,915
Consumer loans	-	4,420	4,420	-	1,912,416	1,912,416
Unallocated	-	22,093	22,093	-	-	-
	$65,525	$238,578	$304,103	$1,412,320	$72,370,487	$73,782,807

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents impaired loans and allocated valuation allowances based upon class levels and average recorded investment:

	Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
September 30, 2014:
Real estate loans:
Single-family, owner occupied	$1,097,357	$16,162	$1,113,519	$1,113,519	$44,100
Single-family, non-owner occupied	210,161	10,663	220,824	220,824	17,211
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	40,835	40,835	40,835	-
Consumer loans	-	7,315	7,315	7,315	-
	$1,307,518	$74,975	$1,382,493	$1,382,493	$61,311

The average recorded investment on impaired loans for the six months ended September 30, 2014 included: single-family, owner occupied of $1,159,285, single-family, non-owner occupied of $221,796, land of $40,835, and consumer $7,315.

The average recorded investment on impaired loans for the six months ended September 30, 2013 included: single-family, owner occupied of $1,695,964 and consumer loans of $10,547.

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
March 31, 2014:
Real estate loans:
Single-family, owner occupied	$966,027	-	$966,027	$966,027	$37,000
Single-family, non-owner occupied	446,293	-	446,293	446,293	28,525
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$1,412,320	$-	$1,412,320	$1,412,320	$65,525

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents nonperforming loans based upon class level:

	Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At September 30, 2014:
Real estate loans:
Single-family, owner occupied	$16,162	$-	$956,464	$972,626
Single-family, non-owner occupied	220,824	-	-	220,824
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	40,835	-	-	40,835
Consumer loans	7,315	-	-	7,315
	$285,136	$-	$956,464	$1,241,600

Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$-	$-	$966,027	$966,027
Single-family, non-owner occupied	-	-	212,104	212,104
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$-	$-	$1,178,131	$1,178,131

For the six months ended September 30, 2014, interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $2,443. Interest income recognized on such loans for the six months ended September 30, 2014 was $164.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents a summary of new troubled debt restructurings during the six months ended September 30, 2014 and 2013:

Six Months Ended
	September 30, 2014			September 30, 2013
		Pre-modification	Post- modification		Pre-modification	Post- modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate loans:
Single-family, owner occupied	-	$-	$-	1	$499,223	$495,245
Single-family, non-owner occupied	-	-	-	-	-	-
	-	$-	$-	1	$499,223	$495,245

The following presents a summary of accruing troubled debt restructurings at September 30, 2014 and March 31, 2014:

	September 30,		March 31,
	2014		2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Real estate loans:
Single-family, owner occupied	2	$956,464	2	$966,027
Single-family, non-owner occupied	-	-	2	212,104
	2	$956,464	4	$1,178,131

The following presents the Bank's loan portfolio aging analysis:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At September 30, 2014:
Real estate loans:
Single-family, owner occupied	$563,994	$435,933	$16,162	$59,096,775	$60,112,864
Single-family, non-owner occupied	45,901	-	198,977	8,253,611	8,498,489
Multi-family, 5 or more units	128,877	-	-	623,972	752,849
Commercial	-	-	-	2,820,025	2,820,025
Land	-	-	40,835	1,317,877	1,358,712
Consumer loans	8,065	-	7,315	1,828,758	1,844,138
	$746,837	$435,933	$263,289	$73,941,018	$75,387,077

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$808,034	$277,663	$-	$57,030,215	$58,115,912
Single-family, non-owner occupied	-	212,104	-	8,224,972	8,437,076
Multi-family, 5 or more units	-	-	-	782,917	782,917
Commercial	-	-	-	2,980,571	2,980,571
Land	-	-	-	1,553,915	1,553,915
Consumer loans	-	20,223	-	1,892,193	1,912,416
	$808,034	$509,990	$-	$72,464,783	$73,782,807

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

Notes To Consolidated Financial Statements (Unaudited)

The following presents the credit risk profile for the Bank's loan portfolio based upon rating category:

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At September 30, 2014:
Real estate loans:
Single-family, owner occupied	$140,893	$972,626	$-	$-	$58,999,345	$60,112,864
Single-family, non-owner occupied	-	220,824	-	-	8,277,665	8,498,489
Multi-family, 5 or more units	-	-	-	-	752,849	752,849
Commercial	-	-	-	-	2,820,025	2,820,025
Land	-	40,835	-	-	1,317,877	1,358,712
Consumer loans	-	7,315	-	-	1,836,823	1,844,138
	$140,893	$1,241,600	$-	$-	$74,004,584	$75,387,077

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$-	$966,027	$-	$-	$57,149,885	$58,115,912
Single-family, non-owner occupied	446,293	-	-	-	7,990,783	8,437,076
Multi-family, 5 or more units	-	-	-	-	782,917	782,917
Commercial	-	-	-	-	2,980,571	2,980,571
Land	-	-	-	-	1,553,915	1,553,915
Consumer loans	-	-	-	-	1,912,416	1,912,416
	$446,293	$966,027	$-	$-	$72,370,487	$73,782,807

Note 4. Income Taxes

The effective tax rate was 39.8% for the three months ended September 30, 2014, compared to 40.7% for the three months ended September 30, 2013. The effective tax rate was 39.7% for the six months ended September 30, 2014, compared to 40.6% for the six months ended September 30, 2013.

Note 5. Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At September 30, 2014 and March 31, 2014, the Bank met all capital adequacy requirements.

The Bank is also subject to the regulatory framework for prompt corrective action. At September 30, 2014 and March 31, 2014, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The Bank’s actual and required capital amounts and ratios are summarized as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At September 30, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Equity of the Bank	$11,296
General valuation allowance	287
Total capital to risk-weighted assets	$11,583	25.3%	$3,664	8.0%	$4,580	10.0%

Tier 1 capital to risk-weighted assets	$11,296	24.7%	$1,832	4.0%	$2,748	6.0%

Tier 1 capital to total assets	$11,296	12.4%	$3,655	4.0%	$4,569	5.0%

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Equity of the Bank	$9,972
General valuation allowance	304
Total capital to risk-weighted assets	$10,276	22.3%	$3,687	8.0%	$4,608	10.0%

Tier 1 capital to risk-weighted assets	$9,972	21.6%	$1,843	4.0%	$2,765	6.0%

Tier 1 capital to total assets	$9,972	10.6%	$3,764	4.0%	$4,705	5.0%

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

The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. At September 30, 2014, there were $245,000 in commitments to finance two single-family, owner occupied residences.

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

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Bank obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At September 30, 2014 and March 31, 2014, the Company did not have any available for sale securities.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at September 30, 2014 and March 31, 2014 include impaired loans of $1,382,493 and $1,412,320, respectively, utilizing Level 3 inputs. The impaired loans are collateral dependent.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

Following is a summary of the activity in the allowance for losses on impaired loans, including troubled debt restructurings:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Balance, beginning of period	$65,525	$110,000	$65,525	$108,363
Loan charge-offs	-	-	-	-
Loan recoveries	-	-	-	-
Provision charged to expense	(4,214)	(8,000)	(4,214)	(6,363)
Balance, end of period	$61,311	$102,000	$61,311	$102,000

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $591,538 at September 30, 2014 and $754,704 at March 31, 2014. Foreclosed real estate is initially recorded at fair value utilizing Level 2 units based on observable market data less costs to sell, establishing a new cost basis.

Fair Value of Financial Instruments

The carrying amount, fair value and the financial hierarchy of the Company’s financial instruments are summarized in the following table. Fair values of financial instruments have been estimated by the Company based upon available market information with the assistance of an independent consultant.

	September 30,
	2014
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$12,960,043	$12,960,043	$12,960,043	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	75,009,362	78,759,334	-	77,376,841	1,382,493
Accrued interest receivable on loans	255,186	255,186	-	255,186	-
Deposits	72,585,847	68,467,781	-	68,467,781	-
Accrued interest on deposits	40,921	40,921	-	40,921	-
Advances from FHLB of Chicago	$5,000,000	$5,386,135	$-	$5,386,135	$-

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s discussion and analysis of the financial condition and results of operations at September 30, 2014 and for the three and six months ended September 30, 2014 and 2013 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements (Unaudited) and the notes thereto, appearing in Part I, Item 1 of this report and the Consolidated Financial Statements (Audited) and the notes thereto, appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan portfolio; and

•	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities and credit markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the Office of the Comptroller of the Currency (OCC), the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview-General

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and small businesses. At September 30, 2014, we had total assets of $91.4 million, net loans of $75.0 million, total deposits of $72.6 million and stockholders’ equity of $13.2 million.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

Expenses. The noninterest expenses we incur in operating our business consist of compensation and benefits expenses, occupancy expenses, equipment and data processing expenses, FDIC premiums, costs from operation of foreclosed real estate, professional and regulatory fees and other miscellaneous expenses, including expenses of stockholder communications and meetings.

Our largest noninterest expense is compensation and benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans and other employee benefits, including employee stock ownership plan allocations.

Critical Accounting Policy

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of U.S. GAAP. Our significant accounting policies are described in note 1 of the notes to the consolidated financial statements, appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Comparison of Financial Condition at September 30, 2014 and March 31, 2014

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.6 million to $13.0 million at September 30, 2014 from $16.6 million at March 31, 2014 primarily as a result of deposit withdrawals.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At September 30, 2014, single-family owner occupied residential real estate loans totaled $60.1 million, or 79.7% of total loans, compared to $58.1 million, or 78.8% of total loans at March 31, 2014. Increases in single-family owner occupied residential real estate loans are the result of our continued emphasis on this type of lending and improving economic conditions in the local and regional area.

Single-family non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $8.5 million, or 11.2% of total loans, at September 30, 2014 compared to $8.4 million, or 11.4% of total loans, at March 31, 2014. The increases in this segment was a result of a new loan origination.

Multi-family and commercial real estate loans totaled $3.6 million, or 4.7% of total loans, at September 30, 2014 compared to $3.7 million, or 5.1% of total loans, at March 31, 2014. Reductions in these loan segments were a result of repayments by borrowers largely as a result of the competitive environment for financing these types of mortgage loans.

Consumer loan balances totaled $1.8 million, or 2.4% of total loans, at September 30, 2014 compared to $1.9 million, or 2.6% of total loans, at March 31, 2014.

At September 30, 2014, fixed-rate loans, balloon loans and adjustable-rate loans totaled $40.3 million, $35.0 million and $39,000, respectively.

Loan originations for the six months ended September 30, 2014 decreased to $7.0 million, or a 34.6% reduction from $10.7 million for the six months ended September 30, 2013. We have also seen a significant slowdown in refinancings as those refinancing originations totaled $1.9 million, or 27.6% of the $7.0 million loan originations made in the six months ended September 30, 2014. Nearly $3.5 million, or 32.8% of the $10.7 million originations during the six months ended September 30, 2013 were refinance originations while $7.2 million were purchases.

Investments. At September 30, 2014, our investment portfolio totaled $1.2 million and consisted solely of our investment in the FHLBC stock. Our investment in FHLBC stock was unchanged from March 31, 2014. At September 30, 2014, $487,000 of our investment in FHLBC stock consisted of excess or voluntary stock.

Other Assets. Other assets totaled $208,000 at September 30, 2014, a decrease of $562,000 from March 31, 2014. The decrease over the period was due to the offset of deferred stock conversion costs against proceeds from sale of common stock and the timing of prepaid items.

Deposits. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. Deposits decreased $5.2 million, or 6.7%, for the six months ended September 30, 2014, as a result of the utilization of funds for the purchases of common stock, competitive regional deposit pricing and improvement in the stock market. At September 30, 2014 and March 31, 2014, we had no brokered deposits.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Borrowings. We utilize FHLBC advances to supplement our supply of funds for loans. During the six months ended September 30, 2014 there were no new advances or repayments made.

Results of Operations for the Three Months Ended September 30, 2014 and 2013.

Total Interest Income. Total interest income decreased $35,000 for the three months ended September 30, 2013. The decrease was due primarily to reductions in the yield of the loan portfolio to 4.45% for the three months ended September 30, 2014 from 4.69% for the same period in 2013. The loan yield decreased due to the continuing low interest rate environment.

Total Interest Expense. Total interest expense decreased $4,000, or 2.1%, to $172,000 for the three months ended September 30, 2014 from $176,000 for the three months ended September 30, 2013. The decrease resulted primarily from lower market deposit rates and, to a lesser extent, lower average deposit balances.

The average rate on interest-bearing liabilities decreased to 0.92% for the three months ended September 30, 2014 from 0.94% for the same period in 2013.

Net Interest Income. Net interest income decreased $31,000, or 4.5%, to $661,000 for the three months ended September 30, 2014 from $692,000 for the three months ended September 30, 2013. The decrease was due primarily to lower yields on the loan portfolio, partially offset by lower deposit rates and, to a lesser extent, lower deposit balances.

The interest rate spread decreased 21 basis points to 2.94% for the three months ended September 30, 2014 from 3.15% for the comparable period in 2013.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$74,183	$826	4.45%	$73,458	$861	4.69%
FHLBC Stock	1,165	1	0.34	1,165	1	0.34
Other interest-earning assets	10,927	6	0.22	10,189	6	0.24
Total interest-earning assets	86,275	833	3.86	84,812	868	4.09

Noninterest-earning assets	5,852			4,383
Total assets	$92,127			$89,195

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$5,816	$2	0.14%	$5,491	$2	0.15%
Savings accounts	13,503	9	0.27	14,106	9	0.26
Money market accounts	17,675	21	0.48	16,764	19	0.45
Certificates of deposit	32,686	80	0.98	33,559	86	1.03
Total interest-bearing deposits	69,680	112	0.64	69,920	116	0.66

FHLBC advances	5,000	60	4.80	5,000	60	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$74,680	$172	0.92	$74,920	$176	0.94

Noninterest-bearing NOW accounts	3,170			3,393
Other noninterest-bearing liabilities	1,145			672
Total liabilities	78,995			78,985

Stockholders’ equity	13,132			10,210
Total liabilities and stockholders’ equity	$92,127			$89,195

Net interest income		$661			$692
Interest rate spread			2.94%			3.15%

Net interest margin		3.06%			3.26%

Average interest-earning assets to average interest-bearing liabilities	115.53%			113.20%

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the quarter ended September 30, 2014, the Bank recorded a loss provision of $6,000. During the three months ended September 30, 2013, the Bank recorded a credit to the provision for loan losses of $15,000. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area is improving and home sales are improving collateral values.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased $5,000 to $39,000 for the three months ended September 30, 2014 from $44,000 for the three months ended September 30, 2013 primarily due to a decline in service charges on deposit accounts.

Noninterest Expense. Noninterest expense primarily consists of salaries and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense increased by $42,000 to $634,000 for the three months ended September 30, 2014 from $592,000 for the three months ended September 30, 2013.

Advertising expense increased $14,000 for the three months ended September 30, 2014 from $5,000 for the comparable period in 2013. The increase is related primarily to the recognition of the Bank’s 125th anniversary celebration.

Other noninterest expense increased $25,000 to $89,000 for the three months ended September 30, 2014 from $64,000 for the three months ended September 30, 2013 due primarily to public company reporting expenses.

Income Taxes. Income tax expense for the three months ended September 30, 2014 was $24,000 compared to $65,000 for the three months ended September 30, 2013. The decrease in tax expense is primarily attributable to lower pre-tax earnings.

Results of Operations for the Six Months Ended September 30, 2014 and 2013

Total Interest Income. Total interest income decreased $68,000, or 4.0%, to $1.6 million for the six months ended September 30, 2014 when compared to $1.7 million for the six months ended September 30, 2013. The decrease was due primarily to reductions in the yield of the loan portfolio to 4.49% for the six months ended September 30, 2014 from 4.70% for the same period in 2013. The loan yield decreased due to the continuing low interest rate environment.

Total Interest Expense. Total interest expense decreased $11,000, or 4.8%, to $341,000 for the six months ended September 30, 2014 from $352,000 for the six months ended September 30, 2013. The decrease resulted primarily from lower market deposit rates and, to a lesser extent, lower average deposit balances.

The average rate on interest-bearing liabilities decreased to 0.91% for the six months ended September 30, 2014 from 0.93% for the same period in 2013.

Net Interest Income. Net interest income decreased $57,000, or 4.0%, to $1.3 million for the six months ended September 30, 2014 from $1.4 million for the six months ended September 30, 2013. The decrease was due primarily to lower yields on the loan portfolio, partially offset by lower deposit rates and, to a lesser extent, lower deposit balances.

Our interest rate spread decreased 20 basis points to 2.94% for the six months ended September 30, 2014 from 3.14% for the comparable period in 2013.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following table summarizes average balances and average yields and costs for the six months ended September 30, 2014 and 2013.

	Six Months Ended
	September 30,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$73,886	$1,657	4.49%	$73,440	$1,726	4.70%
FHLBC Stock	1,165	3	0.52	1,165	2	0.34
Other interest-earning assets	11,870	12	0.20	10,821	12	0.22
Total interest-earning assets	86,921	1,672	3.85	85,426	1,740	4.07

Noninterest-earning assets	5,934			4,306
Total assets	$92,855			$89,732

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,049	$5	0.17%	$5,547	$4	0.14%
Savings accounts	13,676	17	0.25	13,900	19	0.27
Money market accounts	18,034	43	0.48	17,047	40	0.47
Certificates of deposit	32,400	156	0.96	33,832	169	1.00
Total interest-bearing deposits	70,159	221	0.63	70,326	232	0.66

FHLBC advances	5,000	120	4.80	5,000	120	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$75,159	$341	0.91	$75,326	$352	0.93

Noninterest-bearing NOW accounts	4,367			3,347
Other noninterest-bearing liabilities	1,098			886
Total liabilities	80,624			79,559

Stockholders’ equity	12,231			10,173
Total liabilities and stockholders’ equity	$92,855			$89,732

Net interest income		$1,331			$1,388
Interest rate spread			2.94%			3.14%

Net interest margin		3.06%			3.25%

Average interest-earning assets to average interest-bearing liabilities	115.65%			113.41%

Provision for Loan Losses. For the six months ended September 30, 2014, the Bank recorded a net credit to the provision for loan losses of $17,000. During the six months ended September 30, 2013, the Bank recorded a credit to the provision for loan losses of $15,000. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area is improving and home sales are improving collateral values.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased $8,000 for the six month period ended September 30, 2014 to $72,000 from $80,000 for the six months ended September 30, 2013 due primarily to lower service charges on deposit accounts.

Noninterest Expense. Noninterest expense primarily consists of compensation and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense increased $95,000, or 8.4%, for the six months ended September 30, 2014.

Compensation and benefit expense increased $32,000 to $665,000 for the six months ended September 30, 2014 from $633,000 for the comparable period in 2013. The increase was due in large part to expenses associated with the ESOP approved as part of the stock offering and an increase in health insurance costs due to a higher number of covered employees.

Operations of foreclosed real estate increased $26,000 to $50,000 for the six months ended September 30, 2014 from $24,000 for the six months ended September 30, 2013. This increase was due to a write-down of $29,000 on a single-family residence held in foreclosed real estate.

Advertising expense increased $18,000 for the six months ended September 30, 2014 from $10,000 for the comparable period in 2013. The increase is related primarily to the recognition of the Bank’s 125th anniversary celebration.

Other noninterest expense increased $37,000 to $159,000 for the six months ended September 30, 2014 from $122,000 for the six months ended September 30, 2013 due primarily to public company reporting expenses.

Income Taxes. Income tax expense for the six months ended September 30, 2014 was $74,000 compared to $140,000 for the six months ended September 30, 2013. The decrease in tax expense is primarily attributable to lower pre-tax income.

Analysis of Nonperforming and Classified Assets.

We consider foreclosed real estate, repossessed assets, nonaccrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. There were no changes in our nonaccrual loan policy during the six months ended September 30, 2014 and 2013.

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

Nonperforming Assets

Nonaccrual loans at September 30, 2014 consisted of one single-family, owner-occupied dwelling in the amount of $16,000; two single-family, non-owner occupied dwellings in the amount of $221,000; two land loans in the amount of $41,000; and, one consumer loan in the amount of $7,000. The largest lending relationship in the nonperforming loan category amounted to $210,000, which was secured by one single-family non-owner occupied dwelling. While improving, the level of nonaccrual loans continues to reflect a slow local and regional economy, job layoffs, divorce and health issues that impact borrowers.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Accruing troubled debt restructurings were $956,000 at September 30, 2014 and $1.2 million at March 31, 2014.

At September 30, 2014, there were no other loans known to management which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

See Note 3 to our unaudited consolidated financial statements for a description by loan category of our classified assets as of September 30, 2014 and March 31, 2014.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $13.0 million. At September 30, 2014, the Bank had $5.0 million in FHLBC advances outstanding.

A significant use of our liquidity is the funding of loan originations. At September 30, 2014, we had loan commitments outstanding in the amount of $245,000 to finance the purchase of two single-family owner occupied residences. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2014 totaled $16.0 million, or 48.8% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

With the recent action taken by the Federal Reserve’s Federal Open Market Committee to leave the Fed funds and Discount Window rates at their current benchmarks, we have been able to attract new money deposits with targeted pricing. The local deposit market remains extremely competitive with both regional and national banking institutions advertising for deposits. This has resulted in a very rate sensitive time deposit base. We have the ability to attract and retain these deposits by adjusting the interest rates offered, if deemed appropriate.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. The Company’s ability to pay cash dividends may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the $1.2 million investment of the net proceeds from the offering that it retained. Payment of cash dividends on capital stock by a savings and loan holding company is limited by Federal Reserve Board regulations. At September 30, 2014, The Company (on a stand-alone, unconsolidated basis) had liquid assets of approximately $1.3 million.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

We did not repurchase any of our common stock during the quarter ended September 30, 2014 and had no publicly announced repurchase plans or programs as of September 30, 2014.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See note 5 of notes to the consolidated financial statements.

The Bank may not declare or pay a cash dividend, if the effect of such dividends would be to cause the capital of the Bank to be reduced below the aggregate amount required by federal or state law. The Company may pay a dividend, if and when declared by its Board of Directors. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the six months ended September 30, 2014 and 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp. (1)

3.2	Bylaws of Sugar Creek Financial Corp. (2)

4.0	Form of Common Stock Certificate of Sugar Creek Financial Corp. (2)

31.0	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the exhibits filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2013.

(2)	Incorporated by reference into this document from the exhibits filed with the Registration Statement on Form S-1 (SEC File No. 333-192700) and amendments thereto.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: November 13, 2014	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer

