Form 10-Q
period 2014-12-31
Sugar Creek Financial Corp./MD/
filed 2015-02-12
CIK 1592407

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes ☐  No ☒

As of February 11, 2015, the registrant had 949,245 shares of common stock outstanding.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Form 10-Q

ii

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2014	2014
Assets

Cash and due from banks	$3,109,574	$4,013,453
Federal funds sold	8,530,000	8,860,000
FHLB daily investment account	1,245,898	3,774,375
Cash and cash equivalents	12,885,472	16,647,828
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $242,103 and $304,103	75,500,419	73,386,855
Premises and equipment, net	1,220,471	1,145,346
Foreclosed real estate	434,367	754,704
Accrued interest receivable on loans	240,723	241,411
Other assets	292,864	770,149
Total assets	$91,739,829	$94,111,806

Liabilities and Stockholders' Equity

Deposits	$72,634,723	$77,800,822
Accrued interest payable on deposits	41,954	38,371
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	287,784	370,091
Other liabilities	332,825	301,922
Income taxes payable	200,108	200,108
Total liabilities	78,497,394	83,711,314
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized; 949,245 and 906,879 shares issued	9,492	9,069
Additional paid-in capital	6,122,707	3,288,508
Treasury stock, at cost, 11,852 shares at March 31, 2014	-	(85,638)
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(445,587)	(183,670)
Retained earnings - substantially restricted	7,555,823	7,372,223
Total stockholders' equity	13,242,435	10,400,492
Total liabilities and stockholders' equity	$91,739,829	$94,111,806

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Interest income:
Loans receivable	$827,517	851,648	2,485,064	$2,577,834
Stock in FHLBC	1,469	881	4,359	2,615
Other interest-earning assets	5,647	3,948	17,502	16,293
Total interest income	834,633	856,477	2,506,925	2,596,742

Interest expense:
Deposits	114,895	109,568	336,288	342,167
Advances from FHLBC	60,183	60,183	179,896	179,896
Total interest expense	175,078	169,751	516,184	522,063
Net Interest Income	659,555	686,726	1,990,741	2,074,679
Provision for (credit to) loan losses	(45,000)	2,038	(62,000)	(12,962)
Net interest income after provision for (credit to) loan losses	704,555	684,688	2,052,741	2,087,641

Noninterest income:
Loan service charges	10,711	8,559	21,385	19,370
Service charges on deposit accounts	22,793	30,216	73,332	93,259
Other	3,314	3,123	9,740	9,332
Total noninterest income	36,818	41,898	104,457	121,961

Noninterest expense:
Compensation and benefits	314,757	315,139	980,211	948,036
Occupancy expense	34,388	32,074	100,022	90,225
Equipment and data processing	109,254	84,523	289,132	260,776
FDIC premium expense	14,834	15,092	32,822	50,758
Advertising	13,839	10,744	42,774	21,347
Operations of foreclosed real estate, net	42,090	5,359	87,806	29,677
Professional and regulatory fees	36,977	39,606	103,203	118,181
Other	58,650	49,836	217,710	171,391
Total noninterest expense	624,789	552,373	1,853,680	1,690,391
Earnings before income tax expense	116,584	174,213	303,518	519,211

Income tax expense	45,683	70,354	119,918	210,352

Net earnings	$70,901	103,859	183,600	$308,859

Basic and diluted earnings per share	$0.08	0.12	0.21	$0.35
Dividends per share	$0.00	0.00	0.00	$0.10

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Unaudited)

				Common
		Additional		Stock		Total
For the Nine Months Ended	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
December 31, 2013	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2013	9,069	3,285,387	(82,907)	(207,369)	7,052,678	10,056,858

Unaudited:
Net earnings	-	-	-	-	308,859	308,859

Dividends, $.10 per share	-	-	-	-	(87,370)	(87,370)

Repurchase of common stock	-	-	(2,731)	-	-	(2,731)

Amortization of ESOP award	-	(6,871)	-	17,774	-	10,903

Equity incentive plan expense	-	10,225	-	-	-	10,225

Balance at December 31, 2013	$9,069	$3,288,741	$(85,638)	$(189,595)	$7,274,167	$10,296,744

				Common
		Additional		Stock		Total
For the Nine Months Ended	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
December 31, 2014	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2014	$9,069	$3,288,508	$(85,638)	$(183,670)	$7,372,223	$10,400,492
Unaudited:
Net earnings	-	-	-	-	183,600	183,600

Treasury stock retired pursuant to reorganization	-	(85,638)	85,638	-	-	-

Amortization of ESOP awards	-	6,315	-	37,753	-	44,068

Cancellation of Old Sugar Creek Financial Corp. shares	(9,069)	9,069	-	-	-	-

Net proceeds from stock offering	9,492	2,904,453	-	(299,670)	-	2,614,275

Balance at December 31, 2014	$9,492	$6,122,707	$-	$(445,587)	$7,555,823	$13,242,435

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net earnings	$183,600	$308,859
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	69,882	58,331
Provision for (credit to) loan losses	(62,000)	(12,962)
Provision for losses on foreclosed real estste	68,712	15,000
ESOP expense	44,068	10,903
Equity incentive plan expense	-	10,225
Amortization of deferred loan fees, net	(12,429)	(20,269)
(Increase) decrease in accrued interest receivable	688	30,193
Decrease in other assets	477,285	(200,209)
Increase (decrease) in:
Accrued interest payable on deposits	3,583	(3,254)
Other liabilities	30,903	(66,498)
Accrued income taxes	-	(152,877)
Net cash provided by operating activities	804,292	(22,558)
Cash flows from investing activities:
Net increase in loans receivable	(1,989,135)	(833,440)
Purchase of premises and equipment	(145,007)	(187,310)
Proceeds from sale of foreclosed real estate	201,625	-
Net cash used for investing activities	(1,932,517)	(1,020,750)
Cash flows from financing activities:
Net decrease in deposits	(5,166,099)	(3,340,711)
Decrease in advances from borrowers for taxes and insurance	(82,307)	(150,089)
Cash dividends paid	-	(87,370)
Repurchase of common stock	-	(2,731)
Proceeds from sale of common stock	2,614,275	-
Net cash used for financing activities	(2,634,131)	(3,580,901)
Net decrease in cash and cash equivalents	(3,762,356)	(4,624,209)
Cash and cash equivalents at beginning of period	16,647,828	14,451,393
Cash and cash equivalents at end of period	$12,885,472	$9,827,184

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$512,600	$525,317
Federal and state income taxes	37,000	417,982
Real estate acquired in settlement of loans	$-	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Summary of Significant Accounting Policies

General

On April 8, 2014, Sugar Creek Financial Corp., a Maryland corporation (the “Company”), became the holding company for the Bank upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (“Conversion”). The Conversion involved the sale by the Company of 535,127 shares of common stock in a subscription and community offering, including shares purchased by the Bank’s employee stock ownership plan, the exchange of 414,118 shares of common stock after consideration of fractional shares of the Company for shares of common stock of the former Sugar Creek Financial Corp. (“old Sugar Creek”) held by persons other than Sugar Creek MHC (the “MHC”), and the elimination of old Sugar Creek and the MHC. Net proceeds received from the reorganization and stock offering totaled $2,614,275, net of costs of $929,802, common stock acquired by the ESOP of $299,670 and the contribution of cash from the MHC of $98,382.

The Bank is a community-oriented financial institution that provides traditional financial services within the areas it serves. The Bank is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family mortgage loans secured by residential properties located in the Clinton, St. Clair, and Madison County, Illinois area. Further, operations of the Bank are managed and financial performance is evaluated on an institution-wide basis. As a result, all of the Bank’s operations are considered by management to be aggregated in one reportable operating segment.

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) is the officially recognized source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Interim Financial Statements

The consolidated financial statements of the Company at December 31, 2014 and for the three and nine months ended December 31, 2014 and 2013 have been prepared in conformity with U.S. GAAP for interim financial information and predominant practices followed by the financial services industry and are unaudited. However, in management’s opinion, the interim data at December 31, 2014 and for the three and nine months ended December 31, 2014 and 2013 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Basic and diluted earnings per share:

Net earnings	$70,901	$103,859	$183,600	$308,859
Less dividends paid:
Common stock	-	-	-	87,016
Participating securities	-	-	-	354
Undistributed earnings	$70,901	$103,859	$183,600	$221,489

Weighted-average basic and diluted shares and participating securities outstanding	890,551	875,773	889,219	875,715

Distributed earnings per share	$-	$-	$-	$0.10
Undistributed earnings per share	0.08	0.12	0.21	0.25
Net earnings per share	$0.08	$0.12	$0.21	$0.35

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

Note 3.    Loans Receivable

Loans receivable are summarized as follows:

	December 31,	March 31,
	2014	2014

Real estate loans:
Single-family, owner occupied	$61,053,006	$58,115,912
Single-family, non-owner occupied	8,394,033	8,437,076
Multi-family, 5 or more units	736,694	782,917
Commercial	2,655,801	2,980,571
Land	1,248,318	1,553,915
Consumer loans	1,742,925	1,912,416
	75,830,777	73,782,807
Allowance for losses	(242,103)	(304,103)
Deferred loan fees, net	(88,255)	(91,849)
Total loans	$75,500,419	$73,386,855

The weighted-average rate on loans was 4.39% and 4.50% at December 31, 2014 and March 31, 2014, respectively.

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

Single-family, non-owner occupied

Single-family, non-owner occupied loans carry greater inherent risks than single-family, owner occupied loans, since the repayment ability of the borrower is reliant on the adequacy of the rental income generated from the property.

Multi-family, 5 or more units

Multi-family real estate loans are typically secured by apartment complexes. These loans typically have larger loan balances and involve a greater degree of risk than single-family residential mortgage loans. Payments on loans secured by income producing properties often depend on successful operation and management of the properties.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended December 31, 2014 and 2013:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended December 31, 2014:
Real estate loans:
Single-family, owner occupied	$221,725	$(59,583)	$-	$-	$162,142
Single-family, non-owner occupied	42,157	(7,624)	-	-	34,533
Multi-family, 5 or more units	2,266	(732)	-	-	1,534
Commercial	8,488	(2,958)	-	-	5,530
Land	4,090	(1,491)	-	-	2,599
Consumer loans	4,370	(1,557)	-	-	2,813
Unallocated	4,007	28,945	-	-	32,952
	$287,103	$(45,000)	$-	$-	$242,103

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended December 31, 2013:
Real estate loans:
Single-family, owner occupied	$287,468	$2,604	$-	$-	$290,072
Single-family, non-owner occupied	28,878	(1,201)	-	-	27,677
Multi-family, 5 or more units	2,913	(552)	-	-	2,361
Commercial	10,967	(1,079)	-	-	9,888
Land	5,273	(131)	-	-	5,142
Consumer	4,138	2,221	(2,038)	-	4,321
Unallocated	28,466	176	-	-	28,642
	$368,103	$2,038	$(2,038)	$-	$368,103

The following presents by portfolio segment, the activity in the allowance for loan losses for the nine months ended December 31, 2014 and 2013:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Nine months ended December 31, 2014:
Real estate loans:
Single-family, owner occupied	$209,010	$(46,868)	$-	$-	$162,142
Single-family, non-owner occupied	52,576	(18,043)	-	-	34,533
Multi-family, 5 or more units	2,356	(822)	-	-	1,534
Commercial	8,971	(3,441)	-	-	5,530
Land	4,677	(2,078)	-	-	2,599
Consumer loans	4,420	(1,607)	-	-	2,813
Unallocated	22,093	10,859	-	-	32,952
	$304,103	$(62,000)	$-	$-	$242,103

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Nine months ended December 31, 2013:
Real estate loans:
Single-family, owner occupied	$287,934	$2,138	$-	$-	$290,072
Single-family, non-owner occupied	30,865	(3,188)	-	-	27,677
Multi-family, 5 or more units	3,036	(675)	-	-	2,361
Commercial	12,793	(2,905)	-	-	9,888
Land	4,841	301	-	-	5,142
Consumer loans	4,627	1,732	(2,038)	-	4,321
Unallocated	39,007	(10,365)	-	-	28,642
	$383,103	$(12,962)	$(2,038)	$-	$368,103

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents by portfolio segment, the recorded investment in loans and impairment method at December 31, 2014 and March 31, 2014:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At December 31, 2014:
Real estate loans:
Single-family, owner occupied	$37,000	$125,142	$162,142	$1,123,660	$59,929,346	$61,053,006
Single-family, non-owner occupied	17,490	17,043	34,533	414,391	7,979,642	8,394,033
Multi-family, 5 or more units	-	1,534	1,534	128,461	608,233	736,694
Commercial	-	5,530	5,530	-	2,655,801	2,655,801
Land	-	2,599	2,599	-	1,248,318	1,248,318
Consumer loans	-	2,813	2,813	-	1,742,925	1,742,925
Unallocated	-	32,952	32,952	-	-	-
	$54,490	$187,613	$242,103	$1,666,512	$74,164,265	$75,830,777

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$37,000	$172,010	$209,010	$966,027	$57,149,885	$58,115,912
Single-family, non-owner occupied	28,525	24,051	52,576	446,293	7,990,783	8,437,076
Multi-family, 5 or more units	-	2,356	2,356	-	782,917	782,917
Commercial	-	8,971	8,971	-	2,980,571	2,980,571
Land	-	4,677	4,677	-	1,553,915	1,553,915
Consumer loans	-	4,420	4,420	-	1,912,416	1,912,416
Unallocated	-	22,093	22,093	-	-	-
	$65,525	$238,578	$304,103	$1,412,320	$72,370,487	$73,782,807

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following presents impaired loans and allocated valuation allowances based upon class levels and average recorded investment:

	Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
December 31, 2014:
Real estate loans:
Single-family, owner occupied	$951,615	$172,045	$1,123,660	$1,123,660	$37,000
Single-family, non-owner occupied	208,727	205,664	414,391	414,391	17,490
Multi-family, 5 or more units	-	128,461	128,461	128,461	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$1,160,342	$506,170	$1,666,512	$1,666,512	$54,490

The average recorded investment on impaired loans for the nine months ended December 31, 2014 included: single-family, owner occupied of $1,131,044, single-family and non-owner occupied of $416,900. and multi-family of $57,094.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The average recorded investment on impaired loans for the nine months ended December 31, 2013 included: single-family, owner occupied of $1,472,188 and consumer loans of $9,494.

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
March 31, 2014:
Real estate loans:
Single-family, owner occupied	$966,027	-	$966,027	$966,027	$37,000
Single-family, non-owner occupied	446,293	-	446,293	446,293	28,525
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$1,412,320	$-	$1,412,320	$1,412,320	$65,525

The following presents nonperforming loans based upon class level:

	Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At December 31, 2014:
Real estate loans:
Single-family, owner occupied	$172,045	$-	$951,615	$1,123,660
Single-family, non-owner occupied	205,664	-	208,727	414,391
Multi-family, 5 or more units	128,461	-	-	128,461
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$506,170	$-	$1,160,342	$1,666,512

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$-	$-	$966,027	$966,027
Single-family, non-owner occupied	-	-	212,104	212,104
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$-	$-	$1,178,131	$1,178,131

For the nine months ended December 31, 2014, interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $4,971. Interest income recognized on such loans for the nine months ended December 31, 2014 was $2,630.

The following presents a summary of new troubled debt restructurings during the nine months ended December 31, 2014 and 2013:

Nine Months Ended
	December 31, 2014			December 31, 2013
		Pre-modification	Post- modification		Pre-modification	Post- modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate loans:
Single-family, owner occupied	-	$-	$-	1	$499,223	$505,744
Single-family, non-owner occupied	-	-	-	-	-	-
	-	$-	$-	1	$499,223	$505,744

The following presents a summary of accruing troubled debt restructurings at December 31, 2014 and March 31, 2014:

	December 31,		March 31,
	2014		2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Real estate loans:
Single-family, owner occupied	2	$951,615	2	$966,027
Single-family, non-owner occupied	2	208,727	2	212,104
	4	$1,160,342	4	$1,178,131

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents the Bank's loan portfolio aging analysis:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At December 31, 2014:
Real estate loans:
Single-family, owner occupied	$36,869	$344,892	$172,045	$60,499,200	$61,053,006
Single-family, non-owner occupied	-	211,077	205,664	7,977,292	8,394,033
Multi-family, 5 or more units	-	-	128,461	608,233	736,694
Commercial	-	-	-	2,655,801	2,655,801
Land	-	-	-	1,248,318	1,248,318
Consumer loans	20,634	-	-	1,722,291	1,742,925
	$57,503	$555,969	$506,170	$74,711,135	$75,830,777

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$808,034	$277,663	$-	$57,030,215	$58,115,912
Single-family, non-owner occupied	-	212,104	-	8,224,972	8,437,076
Multi-family, 5 or more units	-	-	-	782,917	782,917
Commercial	-	-	-	2,980,571	2,980,571
Land	-	-	-	1,553,915	1,553,915
Consumer loans	-	20,223	-	1,892,193	1,912,416
	$808,034	$509,990	$-	$72,464,783	$73,782,807

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

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
	Mention	Substandard	Doubtful	Loss	Pass	Total
At December 31, 2014:
Real estate loans:
Single-family, owner occupied	$-	$1,123,660	$-	$-	$59,929,346	$61,053,006
Single-family, non-owner occupied	-	414,391	-	-	7,979,642	8,394,033
Multi-family, 5 or more units	-	128,461	-	-	608,233	736,694
Commercial	-	-	-	-	2,655,801	2,655,801
Land	-	-	-	-	1,248,318	1,248,318
Consumer loans	-	-	-	-	1,742,925	1,742,925
	$-	$1,666,512	$-	$-	$74,164,265	$75,830,777

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$-	$966,027	$-	$-	$57,149,885	$58,115,912
Single-family, non-owner occupied	446,293	-	-	-	7,990,783	8,437,076
Multi-family, 5 or more units	-	-	-	-	782,917	782,917
Commercial	-	-	-	-	2,980,571	2,980,571
Land	-	-	-	-	1,553,915	1,553,915
Consumer loans	-	-	-	-	1,912,416	1,912,416
	$446,293	$966,027	$-	$-	$72,370,487	$73,782,807

Note 4.    Income Taxes

The effective tax rate was 39.2% for the three months ended December 31, 2014, compared to 40.4% for the three months ended December 31, 2013. The effective tax rate was 39.5% for the nine months ended December 31, 2014, compared to 40.5% for the nine months ended December 31, 2013.

Note 5.    Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At December 31, 2014 and March 31, 2014, the Bank met all capital adequacy requirements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The Bank is also subject to the regulatory framework for prompt corrective action. At December 31, 2014 and March 31, 2014, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are summarized as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At December 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Equity of the Bank	$11,384
General valuation allowance	242
Total capital to risk-weighted assets	$11,626	25.4%	$3,667	8.0%	$4,584	10.0%

Tier 1 capital to risk-weighted assets	$11,384	24.8%	$1,834	4.0%	$2,750	6.0%

Tier 1 capital to total assets	$11,384	12.4%	$3,668	4.0%	$4,585	5.0%

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Equity of the Bank	$9,972
General valuation allowance	304
Total capital to risk-weighted assets	$10,276	22.3%	$3,687	8.0%	$4,608	10.0%

Tier 1 capital to risk-weighted assets	$9,972	21.6%	$1,843	4.0%	$2,765	6.0%

Tier 1 capital to total assets	$9,972	10.6%	$3,764	4.0%	$4,705	5.0%

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

The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. At December 31, 2014, there was a $235,000 commitment to finance one single-family, owner occupied residence.

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

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Bank obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At December 31, 2014 and March 31, 2014, the Company did not have any available for sale securities.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at December 31, 2014 and March 31, 2014 include impaired loans of $1,666,512 and $1,412,320, respectively, utilizing Level 3 inputs. The impaired loans are collateral dependent.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

Following is a summary of the activity in the allowance for losses on impaired loans, including troubled debt restructurings:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Balance, beginning of period	$61,311	$102,000	$65,525	$108,363
Loan charge-offs	-	-	-	-
Loan recoveries	-	-	-	-
Provision charged to expense	(6,821)	(1,000)	(11,035)	(7,363)
Balance, end of period	$54,490	$101,000	$54,490	$101,000

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $434,367 at December 31, 2014 and $754,704 at March 31, 2014. Foreclosed real estate is initially recorded at fair value utilizing Level 2 units based on observable market data less costs to sell, establishing a new cost basis.

Fair Value of Financial Instruments

The carrying amount, fair value and the financial hierarchy of the Company’s financial instruments are summarized in the following table. Fair values of financial instruments have been estimated by the Company based upon available market information with the assistance of an independent consultant.

	December 31,
	2014
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$12,885,472	$12,885,472	$12,885,472	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	75,500,419	79,295,419	-	77,628,907	1,666,512
Accrued interest receivable on loans	240,723	240,723	-	240,723	-
Deposits	72,634,723	67,868,107	-	67,868,107	-
Accrued interest on deposits	41,954	41,954	-	41,954	-
Advances from FHLB of Chicago	$5,000,000	$5,345,245	$-	$5,345,245	$-

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

	March 31,
	2014
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$16,647,828	$16,647,828	$16,647,828	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	73,386,855	76,404,679	-	74,992,359	1,412,320
Accrued interest receivable on loans	241,411	241,411	-	241,411	-
Deposits	77,800,822	71,176,039	-	71,176,039	-
Accrued interest on deposits	38,371	38,371	-	38,371	-
Advances from FHLB of Chicago	$5,000,000	$5,498,149	$-	$5,498,149	$-

The following methods and assumptions were used in estimating the fair values shown above:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of instruments.
•	Stock in the FHLB of Chicago (“FHLBC”) is valued at cost, which represents historical redemption value and approximates fair value.
•	Fair values for the loan portfolio, certificates of deposit and advances from the FHLBC are computed using an analysis which considers the amount and timing of all future cash flows of the underlying instruments discounted at current market rates.
•	Fair values of non-maturing deposits, such as checking, NOW, savings and money market deposit accounts are computed using an analysis which uses decay rates to estimate the amount and timing of all future cash flows of the underlying instruments, which are discounted at current market rates.
•	The carrying amounts of accrued interest receivable and payable approximate fair value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at December 31, 2014 and for the three and nine months ended December 31, 2014 and 2013 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements (Unaudited) and the notes thereto, appearing in Part I, Item 1 of this report and the Consolidated Financial Statements (Audited) and the notes thereto, appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities and credit markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the Office of the Comptroller of the Currency (OCC), the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital; and changes in the financial condition or future prospects of issuers of securities that we own.

Overview-General

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund residential mortgages. We focus on providing our products and services to two segments of customers: individuals and small businesses. At December 31, 2014, we had total assets of $91.7 million, net loans of $75.5 million, total deposits of $72.6 million and stockholders’ equity of $13.2 million.

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Comparison of Financial Condition at December 31, 2014 and March 31, 2014

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.7 million to $12.9 million at December 31, 2014 from $16.6 million at March 31, 2014 primarily as a result of deposit withdrawals.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At December 31, 2014, single-family, owner occupied residential real estate loans totaled $61.0 million, or 80.5% of total loans, compared to $58.1 million, or 78.8% of total loans at March 31, 2014. Increases in single-family, owner occupied residential real estate loans are the result of our continued emphasis on this type of lending and improving economic conditions in the local and regional area.

Single-family, non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $8.4 million, or 11.1% of total loans, at December 31, 2014 compared to $8.4 million, or 11.4% of total loans, at March 31, 2014. The decrease in this segment was a result of net repayments made by borrowers during the period.

Multi-family and commercial real estate loans totaled $3.4 million, or 4.5% of total loans, at December 31, 2014 compared to $3.7 million, or 5.1% of total loans, at March 31, 2014. Reductions in these loan segments were a result of net repayments by borrowers largely as a result of the competitive environment for financing these types of mortgage loans.

Consumer loan balances totaled $1.7 million, or 2.3% of total loans, at December 31, 2014 compared to $1.9 million, or 2.6% of total loans, at March 31, 2014.

At December 31, 2014, fixed-rate loans, balloon loans and adjustable-rate loans totaled $40.4 million, $35.4 million and $35,000, respectively.

Loan originations for the nine months ended December 31, 2014 decreased to $10.3 million, or a 21.2% reduction from $13.1 million for the nine months ended December 31, 2013. Refinancings totaled $3.3 million, or 31.7% of the $10.3 million loan originations made in the nine months ended December 31, 2014. For the nine months ended December 31, 2013, refinancings totaled $3.5 million, or 26.5% of the $13.1 million in loan originations.

Investments. At December 31, 2014, our investment portfolio totaled $1.2 million and consisted solely of our investment in the FHLBC stock. Our investment in FHLBC stock was unchanged from March 31, 2014. At December 31, 2014, $487,000 of our investment in FHLBC stock consisted of excess or voluntary stock.

Other Assets. Other assets totaled $293,000 at December 31, 2014, a decrease of $477,000 from March 31, 2014. The decrease over the period was due to the offset of deferred stock conversion costs against proceeds from sale of common stock and the timing of prepaid items.

Deposits. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. Deposits decreased $5.2 million, or 6.6%, for the nine months ended December 31, 2014, as a result of the utilization of funds for the purchases of common stock in the conversion offering, competitive regional deposit pricing and improvement in the stock market. At December 31, 2014 and March 31, 2014, we had no brokered deposits.

Borrowings. We utilize FHLBC advances to supplement our supply of funds for loans. During the nine months ended December 31, 2014 there were no new advances or repayments made.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Results of Operations for the Three Months Ended December 31, 2014 and 2013.

Total Interest Income. Total interest income decreased $22,000 for the three months ended December 31, 2014 when compared to the same period in 2013. The decrease was due primarily to reductions in the average yield of the loan portfolio to 4.42% for the three months ended December 31, 2014 from 4.63% for the same period in 2013. The average loan yield decreased due to the continuing low interest rate environment.

Total Interest Expense. Total interest expense increased $5,000, or 3.1%, to $175,000 for the three months ended December 31, 2014 from $170,000 for the three months ended December 31, 2013. The increase resulted primarily from slightly higher certificate of deposit market rates.

The average rate on interest-bearing liabilities increased to 0.94% for the three months ended December 31, 2014 from 0.93% for the same period in 2013.

Net Interest Income. Net interest income decreased $27,000, or 3.9%, to $660,000 for the three months ended December 31, 2014 from $687,000 for the three months ended December 31, 2013. The decrease was due primarily to lower average yields on the loan portfolio and, to a lesser extent, higher certificate of deposit market rates.

The interest rate spread decreased 22 basis points to 2.91% for the three months ended December 31, 2014 from 3.13% for the comparable period in 2013.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following table summarizes average balances and average yields and costs for the three months ended December 31, 2014 and 2013.

	Three Months Ended
	December 31,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$74,941	$828	4.42%	$73,571	$852	4.63%
FHLBC Stock	1,165	1	0.34	1,165	1	0.34
Other interest-earning assets	10,641	6	0.23	9,623	4	0.17
Total interest-earning assets	86,747	835	3.85	84,359	857	4.06

Noninterest-earning assets	5,674			3,086
Total assets	92,421			87,445

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,311	$2	0.13%	$5,869	$2	0.14%
Savings accounts	13,603	9	0.26	13,350	9	0.27
Money market accounts	17,451	20	0.46	16,878	20	0.47
Certificates of deposit	32,316	84	1.04	32,218	79	0.98
Total interest-bearing deposits	69,681	115	0.66	68,315	110	0.64

FHLBC advances	5,000	60	4.80	5,000	60	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$74,681	$175	0.94	$73,315	$170	0.93

Noninterest-bearing NOW accounts	3,725			3,186
Other noninterest-bearing liabilities	803			680
Total liabilities	79,209			77,181

Stockholders’ equity	13,212			10,264
Total liabilities and stockholders’ equity	$92,421			$87,445

Net interest income		$660			$687
Interest rate spread			2.91%			3.13%

Net interest margin		3.04%			3.26%

Average interest-earning assets to average interest-bearing liabilities	116.16%			115.06%

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including the level of nonaccrual loans. During the quarter ended December 31, 2014, the Bank recorded a credit to the loss provision of $45,000. During the three months ended December 31, 2013, the Bank recorded a provision for loan losses of $2,000. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area is improving and rising prices on home sales are improving collateral values.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased $5,000 to $37,000 for the three months ended December 31, 2014 from $42,000 for the three months ended December 30, 2013 primarily due to a decline in service charges on deposit accounts.

Noninterest Expense. Noninterest expense primarily consists of salaries and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense increased by $73,000 to $625,000 for the three months ended December 31, 2014 from $552,000 for the three months ended December 31, 2013.

Equipment and data processing expense increased $25,000 to $109,000 for the three months ended December 31, 2014 from $84,000 when compared to the same period in 2013. The increase was due to the installation and configuration of new computer systems for the Bank.

Operations of foreclosed real estate increased $37,000 to $42,000 for the three months ended December 31, 2014 from $5,000 when compared to the same period in 2013. The increase was due to the loss on sale of foreclosed real estate partially offset by rental income.

Other noninterest expense increased $9,000 to $59,000 for the three months ended December 31, 2014 from $50,000 for the three months ended December 31, 2013 due primarily to public company reporting expenses.

Income Taxes. Income tax expense for the three months ended December 31, 2014 was $46,000 compared to $70,000 for the three months ended December 31, 2013. The decrease in tax expense is primarily attributable to lower pre-tax earnings.

Results of Operations for the Nine months Ended December 31, 2014 and 2013

Total Interest Income. Total interest income decreased $90,000, or 3.4%, to $2.5 million for the nine months ended December 31, 2014, when compared to $2.6 million for the nine months ended December 31, 2013. The decrease was due primarily to reductions in the average yield of the loan portfolio to 4.46% for the nine months ended December 31, 2014 from 4.68% for the same period in 2013. The loan average yield decreased due to the continuing low interest rate environment.

Total Interest Expense. Total interest expense decreased $6,000, or 1.1%, to $516,000 for the nine months ended December 31, 2014 from $522,000 for the nine months ended December 31, 2013.

The average rate on interest-bearing liabilities decreased to 0.92% for the nine months ended December 31, 2014 from 0.93% for the same period in 2013.

Net Interest Income. Net interest income decreased $84,000, or 4.0%, to $2.0 million for the nine months ended December 31, 2014 from $2.1 million for the nine months ended December 31, 2013. The decrease was due primarily to lower average yields on the loan portfolio.

Our interest rate spread decreased 16 basis points to 2.93% for the nine months ended December 31, 2014 from 3.09% for the comparable period in 2013.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following table summarizes average balances and average yields and costs for the nine months ended December 31, 2014 and 2013.

	Nine Months Ended
	December 31,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$74,238	$2,485	4.46%	$73,484	$2,578	4.68%
FHLBC Stock	1,165	4	0.46	1,165	3	0.34
Other interest-earning assets	11,460	18	0.21	11,477	16	0.19
Total interest-earning assets	86,863	2,507	3.85	86,126	2,597	4.02

Noninterest-earning assets	5,847			2,844
Total assets	92,710			88,970

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,136	$7	0.15%	$5,655	$6	0.14%
Savings accounts	13,652	26	0.25	13,717	27	0.26
Money market accounts	17,840	63	0.47	16,991	60	0.47
Certificates of deposit	32,372	240	0.99	33,294	249	1.00
Total interest-bearing deposits	70,000	336	0.64	69,657	342	0.65

FHLBC advances	5,000	180	4.80	5,000	180	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$75,000	$516	0.92	$74,657	$522	0.93

Noninterest-bearing NOW accounts	4,153			3,293
Other noninterest-bearing liabilities	998			816
Total liabilities	80,151			78,766

Stockholders’ equity	12,559			10,204
Total liabilities and stockholders’ equity	$92,710			$88,970

Net interest income		$1,991			$2,075
Interest rate spread			2.93%			3.09%

Net interest margin		3.06%			3.21%

Average interest-earning assets to average interest-bearing liabilities	115.82%			115.36%

Provision for Loan Losses. For the nine months ended December 31, 2014, the Bank recorded a net credit to the provision for loan losses of $62,000. During the nine months ended December 31, 2013, the Bank recorded a credit to the provision for loan losses of $13,000. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area is improving and rising prices on home sales are improving collateral values.

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased $18,000 for the nine month period ended December 31, 2014 to $104,000 from $122,000 for the nine months ended December 31, 2013 due primarily to lower service charges on deposit accounts.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Noninterest Expense. Noninterest expense primarily consists of compensation and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense increased $163,000, or 9.6%, for the nine months ended December 31, 2014.

Compensation and benefit expense increased $32,000 to $980,000 for the nine months ended December 31, 2014 from $948,000 for the comparable period in 2013. The increase was due in large part to expenses associated with the ESOP approved as part of the stock offering, an increase in health insurance costs due to rate increase and a higher number of covered employees and a lower level of deferred origination costs, partially offset by lower defined benefit plan expenses.

Equipment and data processing expense increased $28,000 to $289,000 for the nine months ended December 31, 2014 from $261,000 when compared to the same period in 2013. The increase was due to the installation and configuration of new computer systems for the Bank.

Operations of foreclosed real estate increased $58,000 to $88,000 for the nine months ended December 31, 2014 from $30,000 for the nine months ended December 31, 2013. This increase was due primarily to the write-down of $68,000 on two single-family residences held in foreclosed real estate during the nine months ended December 31, 2014.

Advertising expense increased $22,000 to $43,000 for the nine months ended December 31, 2014 from $21,000 for the comparable period in 2013. The increase is related primarily to the recognition of the Bank’s 125th anniversary celebration.

Other noninterest expense increased $46,000 to $217,000 for the nine months ended December 31, 2014 from $171,000 for the nine months ended December 31, 2013 due primarily to public company reporting expenses.

Income Taxes. Income tax expense for the nine months ended December 31, 2014 was $120,000 compared to $210,000 for the nine months ended December 31, 2013. The decrease in tax expense is primarily attributable to lower pre-tax income.

Analysis of Nonperforming and Classified Assets.

We consider foreclosed real estate, repossessed assets, nonaccrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. There were no changes in our nonaccrual loan policy during the nine months ended December 31, 2014 and 2013.

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

Nonperforming Assets

Nonaccrual loans at December 31, 2014 consisted of one single-family, owner-occupied dwelling in the amount of $172,000; two single-family, non-owner occupied dwellings in the amount of $206,000; and one multi-family loan in the amount of $128,000. The largest lending relationship in the nonperforming loan category amounted to $206,000, which was secured by one single-family non-owner occupied dwelling. While improving, the level of nonaccrual loans continues to reflect a slow local and regional economy, job layoffs, divorce and health issues that impact borrowers.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Accruing troubled debt restructurings were $1.2 million at December 31, 2014 and $1.2 million at March 31, 2014.

At December 31, 2014, there were no other loans known to management which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

See Note 3 to our unaudited consolidated financial statements for a description by loan category of our classified assets as of December 31, 2014 and March 31, 2014.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $12.9 million. At December 31, 2014, the Bank had $5.0 million in FHLBC advances outstanding.

A significant use of our liquidity is the funding of loan originations. At December 31, 2014, we had a loan commitment outstanding in the amount of $235,000 to finance the purchase of one single-family owner occupied residence. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2014 totaled $17.0 million, or 52.9% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. The Company’s ability to pay cash dividends may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the $1.2 million investment of the net proceeds from the offering that it retained. Payment of cash dividends on capital stock by a savings and loan holding company is limited by Federal Reserve Board regulations. At December 31, 2014, the Company (on a stand-alone, unconsolidated basis) had liquid assets of approximately $1.3 million.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

We did not repurchase any of our common stock during the quarter ended December 31, 2014 and had no publicly announced repurchase plans or programs as of December 31, 2014.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See note 5 of notes to the consolidated financial statements.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In July 2013, the Federal Reserve Board and the OCC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

For the nine months ended December 31, 2014 and 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditor (Subtopic 310-40).” The provisions of ASU 2014-04 require reclassification of a residential real estate loan to foreclosed real estate upon obtaining legal title to the property, which could occur either through foreclosure or by deed in lieu of foreclosure. The existence of the borrower’s right of redemption will not prevent the lender from reclassifying a loan to foreclosed real estate once the lender obtains legal title to the property.

Entities are required to disclose the amount of foreclosed residential real estate and such loans in the process of foreclosure on an interim and annual basis. The provisions of ASU 2014-04 may be applied using either a modified retrospective transition method or a prospective transition method, beginning April 1, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal action. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 6. Exhibits

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp. (1)

3.2	Bylaws of Sugar Creek Financial Corp. (2)

4.0	Form of Common Stock Certificate of Sugar Creek Financial Corp. (2)

31.0	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the exhibits filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2013.

(2)	Incorporated by reference into this document from the exhibits filed with the Registration Statement on Form S-1 (SEC File No. 333-192700) and amendments thereto.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date:	February 12, 2015	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer

