Form 10-K
period 2015-03-31
Sugar Creek Financial Corp./MD/
filed 2015-06-29
CIK 1592407

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Yes ☐   No ☒

As of June 15, 2015, the Registrant had 949,245 shares of common stock outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price as of the last day of the Registrant’s most recently completed second fiscal quarter, as reported by the OTCQB, was approximately $7.6 million.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

General - Our Business

Sugar Creek Financial Corp.

On April 8, 2014, Sugar Creek Financial Corp. (the “Company” or “Sugar Creek Financial”), the Maryland-chartered holding company for Tempo Bank (the “Bank”), completed the “second step” conversion of the Bank from the mutual holding company to the stock holding company form of organization (the “Conversion”) pursuant to an Amended and Restated Plan of Conversion and Reorganization. Upon completion of the Conversion, the Company became the holding company for the Bank and 535,127 shares of common stock, par value $0.01 per share, of the Company were sold in subscription and community offerings to certain depositors of the Bank and other investors for $7.00 per share. In addition, approximately, 414,118 additional shares of the Company’s common stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for the outstanding shares of common stock of Sugar Creek Financial Corp. (“Old Sugar Creek Financial Corp.”), the former federally-chartered mid-tier holding company for the Bank, held by persons other than Sugar Creek MHC. In the Conversion, each share of common stock of Old Sugar Creek Financial Corp. was converted into the right to receive 1.0453 shares of common stock of Sugar Creek Financial.

Sugar Creek Financial’s primary business activities, apart from owning the shares of Tempo Bank, currently consists of loaning funds to Tempo Bank’s ESOP and investing in deposit accounts at Tempo Bank.

At March 31, 2015, Sugar Creek Financial had consolidated assets of $95.6 million, deposits of $76.3 million and stockholders’ equity of $13.3 million. The Company’s executive offices are located at 28 West Broadway Street, Trenton, Illinois 62293, and its telephone number at that address is (618) 224-9228.

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

Market Area

We are headquartered in Trenton, Illinois. In addition to our main office, we operate a full-service branch office in Breese, Illinois. Trenton and Breese are located in Clinton County, Illinois, approximately 35 miles east of St. Louis, Missouri. Historically, substantially all of our loans have been made to borrowers who reside within approximately 18 miles of our main office, which includes the communities in Clinton County, eastern St. Clair County and southeastern Madison County.

The communities served by Tempo Bank are economically diverse. The communities in Clinton County and southeastern Madison County are generally rural and have an agriculturally-based economy. St. Clair County, Illinois is immediately due east of St. Louis, Missouri and is home to Scott Air Force Base. The communities that we serve in eastern St. Clair County were once dominated by agriculture. As the St. Louis metropolitan area has expanded in Illinois, the communities in eastern St. Clair County have experienced moderate economic expansion and now consist of a diverse blend of industries, urban centers and significant corporate investment. Although eastern St. Clair County is home to several growing communities, the median household income in St. Clair County as a whole was below the Illinois and national median household incomes in 2014.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large holding companies operate banks in our market area, including Bank of America, U.S. Bancorp and PNC Financial Services Group. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2014, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 7.7% of the deposits held by FDIC-insured institutions in Clinton County, Illinois, which was the fourth largest market share out of 12 institutions having office locations within Clinton County.

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

Lending Activities

Single-Family Owner and Non-owner Occupied Residential Loans. The largest segment of our loan portfolio is single-family residential loans, which are collateralized by owner occupied and non-owner occupied single-family properties. We offer three types of residential mortgage loans: fixed-rate loans, balloon loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of 10, 15, 20, 25 or 30 years and balloon mortgage loans with terms of three, five, 10 or 15 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually or every three years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one year U.S. Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan. Our current practice is to retain in our loan portfolio all mortgage loans that we originate.

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

While single-family residential owner and non-owner occupied real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest-only loans.

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

As of March 31, 2015, our largest commercial real estate loan had a principal balance of $571,000 and was secured by a medical office building. Our largest multi-family real estate loan had a principal balance of $210,000 and was secured by a 16 unit apartment building. Both of these loans were performing in accordance with their original terms at March 31, 2015.

Land Loans. We also originate fixed-rate loans secured by unimproved land. Our land loans generally have terms of 15 years or less and loan amounts generally do not exceed 85% of the lesser of the appraised value or the purchase price. As of March 31, 2015, our largest land loan had a principal balance of $248,000 and was secured by undeveloped land. This loan was performing in accordance with its original terms at March 31, 2015.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our total risk-based capital. At March 31, 2015 our regulatory limit on loans to one borrower was $1.7 million. At that date, our largest lending relationship had an aggregate principal balance of $1.2 million, secured by single-family owner occupied property, a single-family display home and a medical office building.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days. At March 31, 2015, there were $708,000 in outstanding mortgage loan commitments.

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

At March 31, 2015, our investment portfolio totaled $1.2 million, and consisted solely of our investment in FHLBC stock.

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

Personnel

As of March 31, 2015, we had eighteen full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Sugar Creek Financial’s only subsidiary is Tempo Bank. Tempo Bank does not have any subsidiaries.

Regulation and Supervision

General. Tempo Bank is a federal savings association subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and by the FDIC as the insurer of its deposits. Tempo Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Tempo Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate Tempo Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on Sugar Creek Financial and Tempo Bank and their operations.

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

Certain of the regulatory requirements that are applicable to Tempo Bank and Sugar Creek Financial are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Tempo Bank and Sugar Creek Financial.

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

Capital Requirements. On July 9, 2013, the OCC approved rules that amended the regulatory capital rules applicable to the Bank. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The rules include new minimum risk-based capital and leverage ratios, which became effective January 1, 2015, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of 6% (increased from 4%); (iii) a total capital to risk-weighted assets ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and resulting in the following ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital to risk-weighted assets ratio of 8.5%; (iii) a total capital to risk-weighted assets ratio of 10.5%; and, a Tier 1 leverage ratio of 6.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of March 31, 2015, Tempo Bank maintained 96.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Sugar Creek Financial to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Tempo Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Tempo Bank may make to insiders based, in part, on Tempo Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

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

Federal Home Loan Bank System. Tempo Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Tempo Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Tempo Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2015 of $1.2 million.

Reserve Requirements. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2014, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2015, require a 3% ratio on net transaction accounts up to and including $103.6 million, a 10% reserve ratio is applied above $103.6 million and an exemption for the first otherwise reservable balances of $14.5 million. Tempo Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

Capital Requirements. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including Sugar Creek Financial. See “Regulation and Supervision-Federal Banking Regulation-Capital Requirements.”

In May 2015, the Federal Reserve Board approved a final rule which exempts certain savings and loan holding companies that have total consolidated assets of less than $1 billion from the consolidated capital requirements. Sugar Creek Financial qualifies for this exemption.

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

Acquisitions. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2011. For its 2015 fiscal year, Sugar Creek Financial’s maximum federal income tax rate was 34.0%.

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

State Income Taxation

For the year ended March 31, 2015, Sugar Creek Financial is subject to the Illinois’ Corporate Income Tax at the rate of 6.6% and a 2.5% personal property tax replacement income tax on their base income. The base income is calculated by taking the federal taxable income and adding back certain items (e.g., state, municipal, and other interest income excluded from federal taxable income) and subtracting others (e.g., interest income from U.S. Treasury obligations). Our state income tax returns have been either audited or closed under the statute of limitations through tax year 2011.

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

Our emphasis on single-family mortgage lending exposes us to increased credit risks.

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

At March 31, 2015, $8.2 million, or 11.8% of our single-family loans and 10.8% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with Tempo Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan. As a result of these credit risks, we adhere to specific underwriting guidelines for non-owner occupied real estate loans. See “Our Business—Loan Underwriting Risks—Single-Family Non-owner Occupied Residential Loans.”

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

The Dodd-Frank Act has created a significant shift in the way financial institutions operate. The Dodd-Frank Act restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated Tempo Bank, into the Office of the OCC, and assigning the regulation of savings and loan holding companies, including Sugar Creek Financial, to the Federal Reserve Board. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. As required by the Dodd-Frank Act, the federal banking regulators have adopted new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Tempo Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations may not be known for years until final regulations implementing the statute are adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

As a result of the Dodd-Frank Act and recent rulemaking, we have become subject to more stringent capital requirements.

On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that revised, effective January 1, 2015, their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. See “Business – Regulation and Supervision – Federal Banking Regulation – Capital Requirements.” The application of more stringent capital requirements for Tempo Bank may, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, Tempo Bank’s ability to pay dividends will be limited if Tempo Bank does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.

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

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements have increased our expenses.

The obligations of being a public reporting company require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations have increased our operating expenses and could divert our management’s attention from our operations.

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.       Properties

We conduct our business through our main office in Trenton, Illinois and our branch office in Breese, Illinois, both of which we own. The net book value of our land, buildings, furniture, fixtures and equipment was $1.2 million as of March 31, 2015.

ITEM 3.       Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceeding, except as disclosed in Note 12 of Notes to Consolidated Financial Statements, that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.       Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.       Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a)	Market Information, Holders and Dividend Information. Our common stock is quoted on the OTCQB under the symbol ”SUGR.” The approximate number of holders of record Sugar Creek Financial common stock as of March 31, 2015 was 176. Certain shares of Sugar Creek Financial are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth the high and low sales prices for the common stock as reported on the OTCQB and the dividends paid on the common stock for each full quarterly period during the past two fiscal years.

Quarter Ended:	High	Low	Dividends

March 31, 2015	$10.90	$9.40	$-
December 31, 2014	9.68	9.35	-
September 30, 2014	9.45	9.20	-
June 30, 2014	9.43	8.60	-

March 31, 2014	$9.75	$8.60	$-
December 31, 2013	10.49	5.80	-
September 30, 2013	6.50	5.70	0.10
June 30, 2013	5.70	5.50	-

Maryland law generally permits Sugar Creek Financial to pay dividends on its common stock unless, after giving effect to the dividend, Sugar Creek Financial would be unable to pay its debts as they become due in the usual course of its business or its total assets would be less than its total liabilities.

(b)	Sales of Unregistered Securities. Not applicable.

(c)	Use of Proceeds. Not Applicable.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e)	Stock Repurchases. Not Applicable.

(f)	Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.       Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.       Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This section is intended to help potential investors understand the financial performance of Sugar Creek Financial through a discussion of the factors affecting our consolidated financial condition at March 31, 2015 and 2014 and our consolidated results of operations for the years ended March 31, 2015 and 2014. This section should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements that appear at page F-1.

Overview

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

Expenses. The noninterest expenses we incur in operating our business consist of compensation and benefits expenses, occupancy expenses, equipment and data processing expenses, FDIC premiums, costs from operation of foreclosed real estate, professional and regulatory fees and other miscellaneous expenses, including legal and accounting fees and expenses of our securities filings, stockholder communications and meetings.

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

Balance Sheet Analysis

Cash and Cash Equivalents. Cash and cash equivalents increased by $72,000 to $16.7 million at March 31, 2015 from $16.6 million at March 31, 2014 due to normal fluctuations.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At March 31, 2015, single-family owner occupied residential real estate loans totaled $61.3 million, compared to $58.1 million of total loans at March 31, 2014. Increases in single-family owner occupied residential real estate loans are the result of our continued emphasis on this type of lending and improving economic conditions in the local and regional area.

Single-family non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $8.2 million at March 31, 2015, compared to $8.4 million of total loans, at March 31, 2014. Decreases in this segment were a result of repayments.

Multi-family and commercial real estate loans totaled $3.6 million at March 31, 2015, compared to $3.8 million at March 31, 2014. Reductions in these loan segments were a result of repayments by borrowers largely as a result of the competitive environment for financing these types of mortgage loans.

Land loan balances totaled $1.2 million at March 31, 2015, compared to $1.6 million at March 31, 2014. Decreases in this loan segment were a result of repayments by borrowers.

Consumer loan balances totaled $1.6 million at March 31, 2015, compared to $1.9 million at March 31, 2014. Decreases in this segment were primarily due to the repayment of a loan secured by a certificate of deposit and, to a lesser extent, repayments on other consumer loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

Table 1: Loan Portfolio Analysis

	At March 31,
	2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Single-family, owner occupied	$61,255	80.82%	$58,116	78.77%
Single-family, non-owner occupied	8,163	10.77	8,437	11.43
Multi-family	721	0.95	783	1.06
Commercial real estate	2,879	3.80	2,981	4.04
Land	1,213	1.60	1,554	2.11
Total real estate loans	74,231	97.94	71,871	97.41

Consumer loans:
Consumer loans	1,562	2.06	1,912	2.59
Total loans	75,793	100.00%	73,783	100.00%

Allowance for losses	(242)		(304)
Net deferred loan fees	(87)		(92)
Loans, net	$75,464		$73,387

At March 31, 2015, fixed-rate loans, balloon loans and adjustable-rate loans totaled $39.7 million, $36.1 million and $32,000, respectively.

Loan originations for the year ended March 31, 2015 totaled $13.4 million, down $1.8 million from $15.2 million for the year ended March 31, 2014.

Principal payment and prepayment cash flows from the loan portfolio for the year ended March 31, 2015 totaled $11.4 million, down $3.4 million from $14.8 million for the year ended March 31, 2014.

Tempo Bank uses the principal payment and prepayment cash flows to calculate a ratio that indicates the volume of loan portfolio turnover. It is determined by dividing total principal payments and prepayments during the period being measured by the gross loan portfolio balance at the beginning of the period. For the years ended March 31, 2015 and 2014, the turnover ratio was 15.5% and 20.2%, respectively.

The following table illustrates the projected contractual principal cash flows for all loans with any remaining balance being placed into the appropriate periods based on the timing of the payment cash flows for fixed and balloon rate loans, and next repricing period for all variable rate loans. Additional prepayment projections are not included in these projections and would significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The amounts shown below exclude net deferred loan fees and deferred income.

Table 2: Loan Portfolio Contractual Cash Flows

		More than	More than
	One year	One to	Five to	Over
At March 31, 2015 (Dollars in thousands)	or Less	Five Years	Ten Years	Ten years	Total

Single-family real estate loans	$4,236	$18,975	$27,240	$18,967	$69,418
Multi-family	95	420	190	16	$721
Commercial real estate	2,879	-	-	-	$2,879
Land	143	560	437	73	$1,213
Consumer	565	856	141	-	$1,562
Total Loans	$7,918	$20,811	$28,008	$19,056	$75,793

Contractual cash flows due after one year:
Fixed rate loans (including balloon loans)		$20,810	$28,008	$19,056	$67,874
Adjustable-rate loans		1	-	-	1
Total		$20,811	$28,008	$19,056	$67,875

Investments. At March 31, 2015, our investment portfolio totaled $1.2 million and consisted solely of our investment in the FHLBC stock. Our investment in FHLBC stock was unchanged from March 31, 2014. At March 31, 2015, $570,000 of our investment in FHLBC stock consisted of excess or voluntary stock.

We had no investments that had an aggregate book value in excess of 10% of our stockholders’ equity at March 31, 2015, except for our investment in FHLBC.

Premises and Equipment, Net. At March 31, 2015, premises and equipment, net, totaled $1.2 million, an increase of $53,000 from $1.1 million at March 31, 2014. The increase was due to capital improvements to the office buildings and computer systems, net of depreciation expense.

Other Assets. Other assets totaled $332,000 at March 31, 2015, a decrease of $438,000 from March 31, 2014. The decrease over the period was due to the offset of deferred conversion costs against proceeds from sale of common stock and the timing of prepaid items.

Deposits. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. Deposits decreased $1.5 million for the year ended March 31, 2015 as core deposits decreased $4.3 million and certificates of deposit increased $2.8 million. The decrease in deposits during the year ended March 31, 2015 was a result of the utilization of funds for the purchase of common stock in the conversion offering. At March 31, 2015 and 2014, we had no brokered deposits.

Table 3: Deposits

	At March 31,
	2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing NOW accounts	3,718	4.87%	6,832	8.78%
NOW accounts	6,741	8.83	6,314	8.12
Savings accounts	14,197	18.61	13,875	17.83
Money market accounts	16,384	21.48	18,351	23.59
Certificates of deposit	35,251	46.21	32,429	41.68
Total	$76,291	100.00%	$77,801	100.00%

Table 4: Time Deposit Maturities of $100,000 or more

	At March 31,
(Dollars in thousands)	2015	2014
Maturity Period
Three months or less	$566	$738
Over three through six months	1,641	1,098
Over six through twelve months	2,116	1,284
Over twelve months	7,518	6,158
Total	$11,841	$9,278

Borrowings. Occasionally, we utilize FHLBC advances to supplement our supply of funds for loans. Borrowings were unchanged for the years ended March 31, 2015 and 2014. During the years ended March 31, 2015 and 2014, there were no new advances or repayments made. In the table below, the weighted average interest rate during the year is based on the weighted average balances determined on a monthly basis. At March 31, 2015, the entire $5.0 million advance matures on February 13, 2017.

Table 5: Borrowings

	At and For the
	Year Ended March 31,
(Dollars in thousands)	2015	2014
Maximum amount outstanding at any month end during the period:
FHLB advances	$5,000	$5,000
Average amount outstanding during the period:
FHLB advances	5,000	5,000
Weighted average interest rate during the period:
FHLB advances	4.71%	4.71%
Balance outstanding at end of period:
FHLB advances	5,000	5,000
Weighted average interest rate at end of period:
FHLB advances	4.71%	4.71%

Stockholder’s Equity. Stockholder’s equity increased due to equity raised in the second step conversion of $2.6 million, earnings of $210,000 for the year ended March 31, 2015, and amortization of ESOP awards of $59,000.

Comparison of Results of Operations for the Years Ended March 31, 2015 and 2014

Table 6: Statements of Earnings Summary

			Increase
Years Ended March 31, (Dollars in thousands)	2015	2014	(Decrease)	% Change
Net interest income	$2,644	$2,750	$(106)	(3.86)%
Provision for loan losses	62	63	(1)	(1.59)
Noninterest income	131	165	(34)	(20.61)
Noninterest expense	(2,477)	(2,312)	(165)	7.14
Income taxes	(150)	(259)	109	(42.08)
Net earnings	$210	$407	$(197)	(48.47)%
Return on average stockholders' equity	1.65%	3.97%
Return on average assets	0.23	0.45

Average stockholders' equity	$12,736	$10,242
Average assets	93,264	89,430

Total Interest Income. Total interest income decreased due to a lower loan yield earned on the loan portfolio. The yield decreased as a result of lower market interest rates.

Total Interest Expense. Total interest expense increased primarily due to higher certificate of deposit balances which are offered at higher market interest rates.

Net Interest Income. Net interest income decreased $106,000 as a result of lower yields on the loan portfolio and higher deposit rates offered on certificates of deposit. Deposit interest expense increased by $10,000 while interest income from the loan portfolio decreased by $96,000. As a result, the interest rate spread decreased to 2.90% for the year ended March 31, 2015 from 3.13% for the year ended March 31, 2014 and the net interest margin similarly decreased to 3.03% at March 31, 2015 from 3.24% at March 31, 2014.

Table 7: Analysis of Net Interest Income

			Increase
Years Ended March 31, (Dollars in thousands)	2015	2014	(Decrease)	% Change
Components of net interest income
Loans	$3,312	$3,414	$(102)	(2.99)%
Stock in FHLB of Chicago	6	4	$2	50.00
Other interest-earning assets	23	19	4	21.05
Total interest income	3,341	3,437	(96)	(2.79)
Deposits	(458)	(448)	(10)	2.23
Borrowings	(239)	(239)	-	-
Total interest expense	(697)	(687)	(10)	1.46
Net interest income	$2,644	$2,750	$(106)	(3.84)%

Table 8: Average yields and rates paid

			Increase
Years Ended March 31, (Dollars in thousands)	2015	2014	(Decrease)	% Change
Interest-earning assets	3.82%	4.05%	(0.23)%	(5.68)%
Interest-bearing liabilities	0.92	0.92	0.00	-
Interest rate spread	2.90	3.13	(0.23)	(7.35)
Net interest margin	3.03	3.24	(0.21)	(6.48)
Average balances
Loans	$74,462	$73,938	$524	0.71%
Stock in FHLB of Chicago	1,165	1,165	-	-
Other interest-earning assets	11,722	9,692	2,030	20.95
Deposits	70,487	69,780	707	1.01
Borrowings	5,000	5,000	-	-

Provision (Credit) for Loan Losses. The provision for loan losses was a credit of $62,000 for the year ended March 31, 2015, compared to a credit to the provision for loan losses of $63,000 for the year ended March 31, 2014. The credit to the provision for loan losses resulted from the reduction in the historical loss experience ratio, which is derived over a period of three years.

The allowance for loan losses was $242,000, or 0.32% of total loans outstanding as of March 31, 2015, as compared with $304,000, or 0.41% of total loans outstanding as of March 31, 2014. A breakdown of the allowance for loan losses by loan category is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income decreased $34,000 for the fiscal year 2015. Decreases in service charge income on deposit accounts and other service fee income contributed to the decline.

Table 9: Noninterest Income Summary

			Increase
Years Ended March 31, (Dollars in thousands)	2015	2014	(Decrease)	% Change
Loan service charges	$24	$25	$(1)	(0.04)%
Service charges on deposit accounts	94	121	(27)	(22.31)
Other	13	19	(6)	(31.58)
Total	$131	$165	$(34)	(20.61)%

Noninterest Expense. Noninterest expense increased $165,000 for fiscal 2015 from $2.3 million for fiscal 2014 primarily as a result of higher costs of operations of foreclosed real estate, increases in equipment and data processing expense and other noninterest expense.

Operations from foreclosed real estate increased due to a higher level of sales activity and resulting losses in fiscal 2015. Equipment and data processing increased primarily as a result of the installation and configuration of new computer systems and imaging services provided by an outside vendor. Other noninterest expense increased due primarily to public company reporting expenses.

Table 10: Noninterest Expense Summary

			Increase
Years Ended March 31, (Dollars in thousands)	2015	2014	(Decrease)	% Change
Compensation and benefits	$1,332	$1,307	$25	1.91%
Occupancy expense	140	129	11	8.53
Advertising	54	33	21	63.64
Equipment and data processing	395	353	42	11.90
FDIC premium expense	47	64	(17)	(26.56)
Operations of foreclosed real estate, net	85	36	49	136.11
Professional and regulatory fees	141	169	(28)	(16.57)
Other	283	221	62	28.05
Total	$2,477	$2,312	$165	7.14%

Income Taxes. Income taxes were $150,000 for 2015, reflecting an effective tax rate of 41.6%, compared to $259,000 for 2014, reflecting an effective tax rate of 38.9%. Income taxes decreased due primarily to lower pre-tax earnings for 2015.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the years indicated are derived by dividing income or expense by the average balances of assets or liabilities. For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Management does not believe that use of month-end balances instead of daily balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. None of the income reflected in the following table is tax-exempt income.

Table 11: Average Balance Table

	Years Ended March 31,
	2015			2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$74,462	$3,312	4.45%	$73,938	$3,414	4.62%
FHLBC Stock	1,165	6	0.52	1,165	4	0.34
Other interest-earning assets	11,722	23	0.20	9,692	19	0.20
Total interest-earning assets	87,349	3,341	3.82	84,795	3,437	4.05

Noninterest-earning assets	5,915			4,635
Total assets	93,264			89,430

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,340	$10	0.16%	$5,791	$8	0.14%
Savings accounts	13,730	34	0.25	13,701	35	0.26
Money market accounts	17,448	82	0.47	17,266	81	0.47
Certificates of deposit	32,969	332	1.01	33,022	324	0.98
Total interest-bearing deposits	70,487	458	0.65	69,780	448	0.64

FHLBC advances	5,000	239	4.78	5,000	239	4.78
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$75,487	$697	0.92	$74,780	$687	0.92

Noninterest-bearing NOW accounts	4,059			3,593
Other noninterest-bearing liabilities	982			815
Total liabilities	80,528			79,188

Stockholders’ equity	12,736			10,242
Total liabilities and stockholders’ equity	$93,264			$89,430

Net interest income		$2,644			$2,750
Interest rate spread			2.90%			3.13%

Net interest margin		3.03%			3.24%
Average interest-earning assets to average interest-bearing liabilities	115.71%			113.39%

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

Table 12: Net Interest Income - Changes Due to Rate and Volume

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014

			Increase
(Dollars in Thousands)	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$24	$(126)	$(102)
Taxable investment securities	-	-	-
Nontaxable investment securities	-	-	-
Other-interest earning assets	4	-	4
FHLBC stock	-	2	2
Total interest-earning assets	28	(124)	(96)

Interest-bearing liabilities:
Savings deposits	-	(1)	(1)
Money market	1	-	1
NOW accounts	1	1	2
Certificates of deposit	(2)	10	8
Total deposits	-	10	10
Other borrowings	-	-	-
FHLBC advances	-	-	-
Total interest-bearing liabilities	-	10	10

Change in net interest income	$28	$(134)	$(106)

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

Analysis of Nonperforming and Classified Assets. We consider foreclosed real estate, repossessed assets, non-accrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. There were no changes in our nonaccrual loan policy for the years ended March 31, 2015 and 2014.

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

Table 13: Nonperforming Assets

	At March 31,
(Dollars in thousands)	2015	2014
Nonaccrual loans:
Single-family, owner occupied	$263	$-
Single-family, non-owner occupied	32	-
Multi-family	128	-
Commercial	-	-
Land	-	-
Consumer	-	-
Total nonaccrual loans	423	-
Accruing troubled debt restructurings:
Single-family, owner occupied	947	966
Single-family, non-owner occupied	207	212
Total accruing troubled-debt restructurings	1,154	1,178
Total nonperforming loans	1,577	1,178

Foreclosed real estate - residential	434	755
Total nonperforming assets	$2,011	$1,933

Total nonperforming loans to total loans	2.08%	1.60%
Total nonperforming loans to total assets	1.65	1.25
Total nonperforming assets to total assets	2.10	2.05

There were no troubled debt restructurings included in the nonaccrual loan category at any of the dates presented.

Nonaccrual loans at March 31, 2015 consisted of two loans secured by single-family, owner occupied properties, two loans secured by single-family, non-owner occupied properties and one multi-family property loan. While there was an increase in nonaccrual loans from 2014, the level of nonaccrual loans continues to be masked by a state, regional and local economy beleaguered by slower economic recovery, job layoffs, divorce and health issues that impact our borrowers.

Accruing troubled debt restructurings decreased $24,000 to $1.2 million at March 31, 2015 from $1.2 million at March 31, 2014 as payments continue to be made under the terms of the modified agreements. Troubled debt restructurings consist of two loans secured by single-family, owner occupied properties and two loans secured by a single-family, non-owner occupied property.

We did not have any accruing loans past due 90 days or more at the dates presented above. Interest income that would have been recorded for the year ended March 31, 2015 had nonaccruing loans been current according to their original terms amounted to $9,000. Income related to nonaccrual loans included in interest income for the year ended March 31, 2015 was $6,000.

At March 31, 2015, there were no other loans known to management which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or impaired.

Foreclosed real estate decreased to $434,000 at March 31, 2015 from $755,000 at March 31, 2014 due to the sale of two single-family dwellings. As a result of the sales, $69,000 was charged to operations of foreclosed real estate.

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

Table 14: Classified Assets

	At March 31,
(Dollars in thousands)	2015	2014
Special mention assets	$-	$446
Substandard assets	2,011	1,721
Doubtful assets	-	-
Loss assets	-	-
Total classified assets	$2,011	$2,167

Special mention assets at March 31, 2014 included three loans secured by single- family non-owner occupied properties.

Substandard assets at March 31, 2015 included four loans secured by single- family owner occupied properties, four loans secured by single- family, non-owner occupied properties, one multi- family property loan, and two foreclosed properties secured by single- family residences.

Substandard assets at March 31, 2014 included two loans secured by single- family owner occupied properties, two loans secured by a single- family, non-owner occupied property and three foreclosed properties secured by single- family residences.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 15: Allocation of Allowance for Loan Losses

	At March 31,
	2015		2014
(Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Single-family, owner occupied	$162	80.82%	$209	78.77%
Single-family, non-owner occupied	33	10.77	52	11.43
Multi-family	2	0.95	2	1.06
Commercial real estate	6	3.80	9	4.04
Land	3	1.60	5	2.11
Consumer	3	2.06	5	2.59
Unallocated	33	-	22	-
Total allowance for loan losses	$242	100.00%	$304	100.00%

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

Table 16: Analysis of Loan Loss Experience

Analysis of Loan Loss Experience	At March 31,
(Dollars in thousands)	2015	2014
Allowance at beginning of period	$304	$383

Provision for (credit to) loan losses	(62)	(63)

Charge-offs:
Single-family, owner occupied	-	(14)
Consumer loans	-	(2)
Total charge-offs	-	(16)

Recoveries:
Single-family, owner occupied	-	-
Total recoveries	-	-
Net charge-offs	-	(16)

Allowance at end of period	$242	$304

Allowance to nonperforming loans	15.35%	25.81%
Allowance to total loans	0.32	0.41
Net charge-offs to average loans outstanding	-	0.02

The net charge-offs for the fiscal year 2014 relate primarily to one large single-family owner-occupied loan, and to a lesser extent, one consumer loan. There were no net charge-offs for fiscal year 2015.

The allowance to nonperforming loans ratio at March 31, 2015 decreased due to an increase in nonperforming loans to $1.6 million at March 31, 2015 from $1.2 million at March 31, 2014, as nonaccrual loans increased to $423,000 at March 31, 2015.

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

We use a net market value methodology provided by an outside consulting firm to review our level of interest rate risk. This methodology measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decreases in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in the net portfolio value of the Bank at March 31, 2015 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Table 17: NPV Analysis

	At March 31, 2015
	Net Portfolio Value			Net Portfolio Value as % of
	(Dollars in thousands)			Portfolio Value of Assets
Basis Point ("bp")	Estimated
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300bp	$12,926	$(5,916)	(31.40)%	14.33%	(454	)bp
200	14,783	(4,059)	(21.54)	15.81	(306)
100	16,576	(2,266)	(12.03)	17.11	(176)
50	18,801	(41)	(0.22)	19.10	23
0	18,842	-	-	18.87	-
-50	18,569	(273)	(1.45)	18.37	(50)
-100	18,008	(834)	(4.43)	17.64	(123)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $16.7 million. In addition, at March 31, 2015, we had the ability to borrow an additional $42.0 million from the Federal Home Loan Bank. At March 31, 2015, we had $5.0 million of advances outstanding with a single maturity due in February 2017.

In addition, an unsecured open line credit of $2.0 million exists with Quad City Bank and Trust, Davenport, Iowa. The establishment of this credit line is in conjunction with the Bank’s liquidity and contingency funding plans.

A significant use of our liquidity is the funding of loan originations. At March 31, 2015, we had fixed-rate mortgage loan commitments of $708,000. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2015 totaled $17.1 million, or 48.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in an extended low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Sugar Creek Financial is a separate legal entity from Tempo Bank and must provide for its own liquidity. In addition to its operating expenses, Sugar Creek Financial is responsible for paying any dividends declared to its shareholders. Sugar Creek Financial’s liquidity may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the investment of the net proceeds from its initial public offering. The amount of dividends that Tempo Bank may declare and pay to Sugar Creek Financial in any calendar year, without the receipt of prior approval from the Federal Reserve but with prior notice to the Federal Reserve and the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2015, Sugar Creek Financial had liquid assets of $1.3 million.

Capital Management. Tempo Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2015, Tempo Bank exceeded all of its regulatory capital requirements. Tempo Bank is considered “well capitalized” under regulatory guidelines. See note 10 of Notes to the Consolidated Financial Statements and “Supervision and Regulation—Federal Banking—Regulation Capital Requirements.”

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

For the years ended March 31, 2015 and 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 1 (l) – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

Impact of Inflation and Changing Price

Our financial statements and related notes have been prepared in accordance with U.S. GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increase cost of operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.       Controls and Procedures

(a)       An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)        Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of March 31, 2015, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

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

ITEM 13.       Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships, transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Corporate Governance – Director Independence.”

ITEM 14.       Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II – Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.       Exhibits and Financial Statement Schedules

(a)(1)       Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets as of March 31, 2015 and 2014;

(C)	Consolidated Statements of Earnings for the years ended March 31, 2015 and 2014;

(D)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015 and 2014;

(E)	Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp.(1)
3.2	Bylaws of Sugar Creek Financial Corp.(2)
4.0	Form of Common Stock Certificates of Sugar Creek Financial Corp.(2)
10.1	Employment Agreement between Sugar Creek Financial Corp. and Robert J. Stroh, Jr. (3)
10.2	Employment Agreement between Tempo Bank and Robert J. Stroh, Jr. (3)
10.3	Employment Agreement between Sugar Creek Financial Corp. and Francis J. Eversman. (3)
10.4	Employment Agreement between Tempo Bank and Francis J. Eversman. (3)
21.0	Subsidiaries of Sugar Creek Financial Corp.(4)
23.0	Consent of Independent Registered Public Accounting Firm.
31.0	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials from the Annual Report on Form 10-K for the year ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the exhibits filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2013.
(2)	Incorporated by reference into this document from the exhibits filed with the Registration Statement on Form S-1 (SEC File No. 333-192700), and amendments thereto.
(3)	Incorporated by reference into this document from the exhibits filed with the Current Report on Form 8-K, filed on June 30, 2014.
(4)	Incorporated by reference to Part I of this Form 10-K − “Business―Subsidiaries.”

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

10411 CLAYTON ROAD

ST. LOUIS, MISSOURI 63131

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Sugar Creek Financial Corp.

Trenton, Illinois

We have audited the accompanying consolidated balance sheets of Sugar Creek Financial Corp., (“Company”) as of March 31, 2015 and 2014, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sugar Creek Financial Corp. as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

St. Louis, Missouri June 26, 2015

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,
	2015	2014
Assets
Cash and due from banks	$3,596,926	$4,013,453
Federal funds sold	11,580,000	8,860,000
FHLB daily investment account	1,543,082	3,774,375
Cash and cash equivalents	16,720,008	16,647,828
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $242,103 and $304,103	75,463,746	73,386,855
Premises and equipment, net	1,198,459	1,145,346
Foreclosed real estate	434,367	754,704
Accrued interest receivable on loans	257,576	241,411
Other assets	331,950	770,149
Total assets	$95,571,619	$94,111,806

Liabilities and Stockholders' Equity

Deposits	$76,290,961	$77,800,822
Accrued interest payable on deposits	50,070	38,371
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	428,485	370,091
Other liabilities	297,680	301,922
Deferred tax liability	220,108	200,108
Total liabilities	82,287,304	83,711,314
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized; 949,245 and 906,879 shares issued	9,492	9,069
Additional paid-in capital	6,124,848	3,288,508
Treasury stock, at cost, 11,852 shares at March 31, 2014	-	(85,638)
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(432,527)	(183,670)
Retained earnings - substantially restricted	7,582,502	7,372,223
Total stockholders' equity	13,284,315	10,400,492
Total liabilities and stockholders' equity	$95,571,619	$94,111,806

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings

	Years Ended March 31,
	2015	2014
Interest income:
Loans receivable	$3,312,583	$3,414,591
Stock in FHLBC	5,828	3,496
Other interest-earning assets	23,004	19,577
Total interest income	3,341,415	3,437,664
Interest expense:
Deposits	458,591	448,575
Advances from FHLBC	238,771	238,771
Total interest expense	697,362	687,346
Net interest income	2,644,053	2,750,318
Provision for (credit to) loan losses	(62,000)	(62,958)
Net interest income after provision for (credit to) loan losses	2,706,053	2,813,276
Noninterest income:
Loan service charges	24,293	25,161
Service charges on deposit accounts	94,123	121,045
Other	13,039	18,970
Total noninterest income	131,455	165,176
Noninterest expense:
Compensation and benefits	1,331,995	1,307,148
Occupancy expense	140,118	128,888
Advertising	53,726	33,109
Equipment and data processing	395,208	352,729
FDIC premium expense	47,260	64,521
Operations of foreclosed real estate, net	85,458	35,946
Professional and regulatory fees	140,505	169,377
Other	283,431	220,541
Total noninterest expense	2,477,701	2,312,259
Earnings before income tax expense	359,807	666,193
Income tax expense	149,528	259,278
Net earnings	$210,279	$406,915

Basic and diluted earnings per share	$0.24	$0.46
Dividends per share	$-	$0.10

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 31, 2015 and 2014

				Common
		Additional		Stock		Total
	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2013	$9,069	$3,285,387	$(82,907)	$(207,369)	$7,052,678	$10,056,858

Net earnings	-	-	-	-	406,915	406,915

Dividends, $.10 per share	-	-	-	-	(87,370)	(87,370)

Repurchase of common stock	-	-	(2,731)	-	-	(2,731)

Amortization of ESOP award	-	(7,104)	-	23,699	-	16,595

Equity incentive plan expense	-	10,225	-	-	-	10,225

Balance at March 31, 2014	9,069	3,288,508	(85,638)	(183,670)	7,372,223	10,400,492

Net earnings	-	-	-	-	210,279	210,279

Treasury stock retired pursuant to reorganization	-	(85,638)	85,638	-	-	-

Amortization of ESOP awards	-	8,456	-	50,813	-	59,269

Cancellation of Old Sugar Creek Financial Corp. shares	(9,069)	9,069	-	-	-	-

Net proceeds from stock offering	9,492	2,904,453	-	(299,670)	-	2,614,275

Balance at March 31, 2015	$9,492	$6,124,848	$-	$(432,527)	$7,582,502	$13,284,315

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2015	2014

Cash flows from operating activities:
Net earnings	$210,279	$406,915
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	93,212	84,509
Provision for (credit to) loan losses	(62,000)	(62,958)
Provision for losses on foreclosed real estste	68,712	15,000
ESOP expense	59,269	16,595
Equity incentive plan expense	-	10,225
Amortization of deferred loan fees, net	(15,949)	(24,182)
(Increase) decrease in accrued interest receivable	(16,165)	16,762
Decrease (increase) in other assets	438,199	(495,992)
Increase (decrease) in:
Accrued interest payable on deposits	11,699	(3,750)
Other liabilities	(4,242)	(34,365)
Accrued income taxes	-	(162,877)
Deferred tax liability	20,000	71,243
Net cash provided by (used for) operating activities	803,014	(162,875)
Cash flows from investing activities:
Net increase in loans receivable	(2,101,051)	(817,181)
Purchase of premises and equipment	(146,325)	(226,229)
Proceeds from sale of (additions to) foreclosed real estate	353,734	(31,234)
Net cash used for investing activities	(1,893,642)	(1,074,644)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,509,861)	3,527,149
Increase (decrease) in advances from borrowers for taxes and insurance	58,394	(3,094)
Cash dividends paid	-	(87,370)
Repurchase of common stock	-	(2,731)
Proceeds from sale of common stock	2,614,275	-
Net cash provided by financing activities	1,162,808	3,433,954
Net increase in cash and cash equivalents	72,180	2,196,435
Cash and cash equivalents at beginning of year	16,647,828	14,451,393
Cash and cash equivalents at end of year	$16,720,008	$16,647,828

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$685,662	$691,096
Federal and state income taxes	58,000	310,263
Noncash transactions:
Real estate acquired in settlement of loans	152,109	414,190
Financing of foreclosed real estate	50,000	-
Retirement of treasury stock	$85,638	$-

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

At March 31, 2015 and 2014 and

For the Years Ended March 31, 2015 and 2014

(1)      Summary of Significant Accounting Policies

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the officially recognized source of authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be applied to nongovernmental entities. Revision of the ASC is accomplished by issuance of an Auditing Standards Update (“ASU”).

On April 8, 2014, Sugar Creek Financial Corp. (the “Company”), the Maryland-chartered holding company for Tempo Bank (the “Bank”), completed the “second step” conversion of the Bank from the mutual holding company to the stock holding company form of organization (the “Conversion”) pursuant to an Amended and Restated Plan of Conversion and Reorganization. Upon completion of the Conversion, the Company became the holding company for the Bank and 535,127 shares of common stock, par value $0.01 per share, of the Company were sold in subscription and community offerings to certain depositors of the Bank and other investors for $7.00 per share. In addition, approximately, 414,118 additional shares of the Company’s common stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for the outstanding shares of common stock of Sugar Creek Financial Corp. (“Old Sugar Creek Financial Corp.”), the former federally-chartered mid-tier holding company for the Bank, held by persons other than Sugar Creek MHC. In the Conversion, each share of common stock of Old Sugar Creek Financial Corp. was converted into the right to receive 1.0453 shares of common stock.

The significant accounting policies which the Company and Bank follow in preparing and presenting the Company’s consolidated financial statements are:

a. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tempo Bank. The Company’s principal business is the business of the Bank. All significant intercompany accounts and transactions have been eliminated.

b. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and the FHLBC daily investment account, all with original maturities of three months or less. The Company maintains cash in correspondent bank accounts which at times exceed federally insured limits. The Company’s management monitors the balances in these accounts and periodically assesses the financial condition of the correspondent banks. Interest-bearing funds in cash and cash equivalents were $13,123,082 and $12,634,375 at March 31, 2015 and 2014, respectively.

c. Stock in FHLBC is recorded at cost, which represents redemption value. The Bank is required by law to own stock in the FHLBC and at March 31, 2015 had $569,613 of FHLBC stock, which is in excess of the amount required as a condition of membership or for borrowings from the FHLBC.

FHLBC stock is evaluated for impairment in accordance with FASB ASC 942-325-35, “Financial Services-Depository and Lending-Investments-Other.” Determination of whether the FHLBC stock is impaired Is based on the assessment of the ultimate recoverability of cost rather than by recognizing declines in value. The determination of whether a decline affects the ultimate recoverability of costs is influenced by the significance of the decline in net assets compared to the capital of the FHLBC and the length of time this situation has persisted; the ability of the FHLBC to make payments required by law or regulation and operating performance; the impact of legislative and regulatory changes on member institutions and customer base and the liquidity of the FHLBC. Management believes that no impairment charge on FHLBC stock is necessary at March 31, 2015.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

d. Loans receivable, net, are carried at unpaid principal balances, less allowance for losses, deferred income, net deferred loan fees and loans in process. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

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

Allowance for losses is available to absorb losses incurred on loans receivable and represents additions charged to expense, less net charge-offs. Loans are charged-off in the period deemed uncollectible. Recoveries of loans previously charged-off are recorded when received. The allowance consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers non-impaired loans and is based on the historical loan loss experience for the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions. Management believes that all known and inherent losses in the loan portfolio that are probable and reasonable to estimate have been recorded as of each balance sheet date.

e. Premises and equipment, net, are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated lives are fifteen to forty years for the office buildings and improvements and three to ten years for furniture and equipment.

f. Foreclosed real estate held for sale is carried at fair value less estimated selling costs. Costs relating to improvement of foreclosed real estate are capitalized. Income and expenses from operations of foreclosed real estate and provision for losses are included in noninterest expense.

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

	Years Ended March 31,
	2015	2014
Basic and diluted earnings per share:

Net earnings	$210,279	$406,915
Less dividends paid:
Common stock	-	87,016
Participating securities	-	354
Undistributed earnings	$210,279	$319,545

Weighted-average basic and diluted shares and participating securities outstanding	889,902	875,776

Distributed earnings per share	$-	$0.10
Undistributed earnings per share	0.24	0.36
Net earnings per share	$0.24	$0.46

k. The Company evaluates events and transactions that occur after the balance sheet date but before the date the financial statements are issued. The Company recognizes in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. The Company has evaluated subsequent events through June 26, 2015 and noted no subsequent events requiring financial statement recognition or disclosure.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

l. The following paragraphs summarize recent accounting pronouncements:

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

Entities are required to disclose the amount of foreclosed residential real estate and such loans in the process of foreclosure on an interim and annual basis. The provisions of ASU 2014-04 were early adopted, effective January 1, 2015, and did not have a material impact on the Company’s Consolidated Financial Statements.

(2)      Risks and Uncertainties

The Bank is a community oriented financial institution that provides traditional financial services within the areas it serves. The Bank is engaged primarily in the business of attracting deposits from the general public and using these funds to originate primarily one- to four-family residential mortgage loans located in the Clinton, St. Clair, Madison and Bond County, Illinois area. Further, operations of the Bank are managed and financial performance is evaluated on an institution-wide basis. As a result, all of the Bank’s operations are considered by management to be aggregated in one reportable operating segment.

The financial statements have been prepared in conformity with U.S. GAAP. In preparing the financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the periods covered. Actual results could differ significantly from these estimates and assumptions.

The Bank's operations are affected by interest rate risk, credit risk, market risk and regulations by the Office of the Comptroller of the Currency (“OCC”). The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. The Bank uses a net market value methodology provided by an outside consulting firm to measure its interest rate risk exposure and potential decline in the net portfolio value of the Bank. Net portfolio value is the present value of expected net cash flows from the Bank's assets, liabilities and off-balance sheet contracts. Credit risk is the risk of default on the Bank's loan portfolio that results from inability or unwillingness of borrowers to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Bank.

The Bank is subject to periodic examination by the OCC that may require the Bank to record increases in the allowances based on their evaluation of available information. There can be no assurance that the OCC will not require further increases to the allowances.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

(3)      Loans Receivable, Net

Loans receivable, net are summarized as follows:

	At March 31,
	2015	2014

Real estate loans:
Single-family, owner occupied	$61,255,147	$58,115,912
Single-family, non-owner occupied	8,162,534	8,437,076
Multi-family, 5 or more units	721,130	782,917
Commercial	2,878,651	2,980,571
Land	1,212,874	1,553,915
Consumer loans	1,562,398	1,912,416
	75,792,734	73,782,807
Allowance for losses	(242,103)	(304,103)
Deferred loan fees, net	(86,885)	(91,849)
Total loans	$75,463,746	$73,386,855

The weighted-average rate on loans was 4.36% and 4.50% at March 31, 2015 and 2014, respectively. Balloon and adjustable-rate loans in the loan portfolio amounted to $36,219,383 and $32,927,614 at March 31, 2015 and 2014, respectively.

There were no real estate construction loans at March 31, 2015 or 2014.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Commercial real estate

Commercial real estate loans are secured primarily by office buildings and various income-producing properties. Commercial real estate loans are underwritten based on the economic viability of the property and creditworthiness of the borrower, with emphasis given to projected cash flows as a percentage of debt service requirements. These loans carry significant credit risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. Repayment of loans secured by income-producing properties generally depends on the successful operation of the real estate project and may be subject to a greater extent to adverse market conditions and the general economy.

Land

Land loans are secured by unimproved land with terms of fifteen years or less and loan amounts that do not exceed 85% of the lesser of the appraised value or the purchase price. Loans secured by unimproved land generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate and the marketability of the underlying property may also be adversely affected in a high interest rate environment or adverse conditions in the real estate market or economy.

Consumer

Consumer loans include automobile, signature and other consumer loans. Potential credit risks include rapidly depreciable assets, such as automobiles, which could adversely affect the value of the collateral.

The following presents by portfolio segment, the activity in allowance for loan losses for the years ended March 31, 2015 and 2014:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Year ended March 31, 2015:
Real estate loans:
Single-family, owner occupied	$209,010	$(46,607)	$-	$-	$162,403
Single-family, non-owner occupied	52,576	(19,370)	-	-	33,206
Multi-family, 5 or more units	2,356	(856)	-	-	1,500
Commercial	8,971	(2,985)	-	-	5,986
Land	4,677	(2,156)	-	-	2,521
Consumer loans	4,420	(1,466)	-	-	2,954
Unallocated	22,093	11,440	-	-	33,533
	$304,103	$(62,000)	$-	$-	$242,103

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Year ended March 31, 2014:
Real estate loans:
Single-family, owner occupied	$287,934	$(64,920)	$(14,004)	$-	$209,010
Single-family, non-owner occupied	30,865	21,711	-	-	52,576
Multi-family, 5 or more units	3,036	(680)	-	-	2,356
Commercial	12,793	(3,822)	-	-	8,971
Land	4,841	(164)	-	-	4,677
Consumer loans	4,627	1,831	(2,038)	-	4,420
Unallocated	39,007	(16,914)	-	-	22,093
	$383,103	$(62,958)	$(16,042)	$-	$304,103

The following presents by portfolio segment, the recorded investment in loans and impairment method at March 31, 2015 and 2014:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$37,000	$125,403	$162,403	$1,209,527	$60,045,620	$61,255,147
Single-family, non-owner occupied	16,665	16,541	33,206	239,842	7,922,692	8,162,534
Multi-family, 5 or more units	-	1,500	1,500	127,623	593,507	721,130
Commercial	-	5,986	5,986	-	2,878,651	2,878,651
Land	-	2,521	2,521	-	1,212,874	1,212,874
Consumer loans	-	2,954	2,954	-	1,562,398	1,562,398
Unallocated	-	33,533	33,533	-	-	-
	$53,665	$188,438	$242,103	$1,576,992	$74,215,742	$75,792,734

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$37,000	$172,010	$209,010	$966,027	$57,149,885	$58,115,912
Single-family, non-owner occupied	28,525	24,051	52,576	446,293	7,990,783	8,437,076
Multi-family, 5 or more units	-	2,356	2,356	-	782,917	782,917
Commercial	-	8,971	8,971	-	2,980,571	2,980,571
Land	-	4,677	4,677	-	1,553,915	1,553,915
Consumer loans	-	4,420	4,420	-	1,912,416	1,912,416
Unallocated	-	22,093	22,093	-	-	-
	$65,525	$238,578	$304,103	$1,412,320	$72,370,487	$73,782,807

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following presents impaired loans and allocated valuation allowances based upon class levels and average recorded investment:

	Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$946,720	$262,807	$1,209,527	$1,209,527	$37,000
Single-family, non-owner occupied	207,636	32,206	239,842	239,842	16,665
Multi-family, 5 or more units	-	127,623	127,623	127,623	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$1,154,356	$422,636	$1,576,992	$1,576,992	$53,665

The average recorded investment on impaired loans for the year ended March 31, 2015 included: single-family, owner occupied of $1,219,813, single-family, non-owner occupied of $227,375 and multi-family of $53,176.

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

The average recorded investment on impaired loans for the year ended March 31, 2014 included: single-family, owner occupied of $979,146 and single-family non-owner occupied of $37,191.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following presents nonperforming loans based upon class level at March 31, 2015 and 2014:

	Nonperforming Loans
		Past Due 90	Accruing
		Days and More	Troubled Debt
	Nonaccrual	Still Accruing	Restructurings	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$262,807	$-	$946,720	$1,209,527
Single-family, non-owner occupied	32,206	-	207,636	239,842
Multi-family, 5 or more units	127,623	-	-	127,623
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$422,636	$-	$1,154,356	$1,576,992

Nonperforming Loans
		Past Due 90	Accruing
		Days and More	Troubled Debt
	Nonaccrual	Still Accruing	Restructurings	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$-	$-	$966,027	$966,027
Single-family, non-owner occupied	-	-	212,104	212,104
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$-	$-	$1,178,131	$1,178,131

For the year ended March 31, 2015, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $9,404. Interest income recognized on such loans for the year ended March 31, 2015 was $5,989.

There were no new troubled debt restructurings (“TDRs“) during the year ended March 31, 2015.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following presents a summary of TDRs during the year ended March 31, 2014:

		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Year Ended March 31, 2014:
Real estate loans:
Single-family, owner occupied	1	$499,223	$503,272
Single-family, non-owner occupied	2	190,866	212,104
	3	$690,089	$715,376

After restructuring, the single-family non-owner occupied TDRs were in default during and at the year ended March 31, 2014.

The following presents a summary of troubled debt restructurings at March 31, 2015 and 2014:

	March 31,
	2015		2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Real estate loans:
Single-family, owner occupied	2	$946,720	2	$966,027
Single-family, non-owner occupied	2	207,636	2	212,104
	4	$1,154,356	4	$1,178,131

At March 31, 2015, the recorded investment in single- family real estate loans that are in the process of foreclosure according to the local jurisdiction requirements was $204,003.

The following presents the Bank's loan portfolio aging analysis as of March 31, 2015 and 2014:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$1,032,922	$41,745	$262,807	$59,917,673	$61,255,147
Single-family, non-owner occupied	-	186,457	32,206	7,943,871	8,162,534
Multi-family, 5 or more units	-	-	127,623	593,507	721,130
Commercial	-	-	-	2,878,651	2,878,651
Land	-	-	-	1,212,874	1,212,874
Consumer loans	26,221	3,944	-	1,532,233	1,562,398
	$1,059,143	$232,146	$422,636	$74,078,809	$75,792,734

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$808,034	$277,663	$-	$57,030,215	$58,115,912
Single-family, non-owner occupied	-	212,104	-	8,224,972	8,437,076
Multi-family, 5 or more units	-	-	-	782,917	782,917
Commercial	-	-	-	2,980,571	2,980,571
Land	-	-	-	1,553,915	1,553,915
Consumer loans	-	20,223	-	1,892,193	1,912,416
	$808,034	$509,990	$-	$72,464,783	$73,782,807

The Bank classifies loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, smaller dollar consumer loans are excluded from this grading process and are reflected in the Pass category. The delinquency trends of these consumer loans are monitored on a homogeneous basis.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following presents the credit risk profile for the Bank's loan portfolio based upon rating category at March 31, 2015 and 2014:

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$-	$1,209,527	$-	$-	$60,045,620	$61,255,147
Single-family, non-owner occupied	-	239,842	-	-	7,922,692	8,162,534
Multi-family, 5 or more units	-	127,623	-	-	593,507	721,130
Commercial	-	-	-	-	2,878,651	2,878,651
Land	-	-	-	-	1,212,874	1,212,874
Consumer loans	-	-	-	-	1,562,398	1,562,398
	$-	$1,576,992	$-	$-	$74,215,742	$75,792,734

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2014:
Real estate loans:
Single-family, owner occupied	$-	$966,027	$-	$-	$57,149,885	$58,115,912
Single-family, non-owner occupied	446,293	-	-	-	7,990,783	8,437,076
Multi-family, 5 or more units	-	-	-	-	782,917	782,917
Commercial	-	-	-	-	2,980,571	2,980,571
Land	-	-	-	-	1,553,915	1,553,915
Consumer loans	-	-	-	-	1,912,416	1,912,416
	$446,293	$966,027	$-	$-	$72,370,487	$73,782,807

Following is a summary of activity for loans to directors, executive officers and associates of such persons:

	Years Ended March 31,
	2015	2014

Balance, beginning of year	$3,248,771	$3,810,461
Additions	595,995	568,998
Repayments	(669,076)	(1,130,688)
Balance, end of year	$3,175,690	$3,248,771

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

(4)	Premises and Equipment, Net

Premises and equipment, net, are summarized as follows:

	At March 31,
	2015	2014

Land	$349,032	$349,032
Land for possible future branch location	152,263	152,263
Office buildings and improvements	1,613,203	1,507,409
Furniture and equipment	790,164	749,634
	2,904,662	2,758,338
Less accumulated depreciation	1,706,203	1,612,992
	$1,198,459	$1,145,346

Depreciation expense for the years ended March 31, 2015 and 2014 was $93,212 and $84,509, respectively.

(5)	Foreclosed Real Estate

	At March 31,
	2015	2014

Foreclosed real estate - residential	$434,367	$754,704

Activity in foreclosed real estate is summarized as follows:

	Years Ended March 31,
	2015	2014

Beginning balance	$754,704	$324,280
Loans to foreclosed real estate	152,109	414,190
Foreclosed real estate to loans	(50,000)	-
Provision for losses	(68,712)	(15,000)
(Proceeds from sale) additions, net	(353,734)	31,234
Ending balance	$434,367	$754,704

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

(6)	Deposits

Deposits are summarized as follows:

	At March 31,
Description and Weighted-average Rate	2015	2014

Non-interest bearing NOW accounts	$3,717,893	$6,831,968
NOW accounts, .16% and .15%	6,740,640	6,313,783
Savings accounts, .25% and .25%	14,196,652	13,874,460
Money market accounts, .47% and .47%	16,384,582	18,351,396
Total transaction accounts	41,039,767	45,371,607
Certificates:
0.01 - 1.00%	13,145,671	16,949,056
1.01 - 2.00%	21,623,726	13,404,510
2.01 - 3.00%	481,797	2,043,235
3.01 - 4.00%	-	32,414
Total certificates, 1.16% and .96%	35,251,194	32,429,215
Total deposits, .69% and .57%	$76,290,961	$77,800,822

The aggregate amount of certificates in denominations of $250,000 or more at March 31, 2015 and 2014 were $1,750,856 and $1,749,413, respectively.

There were no brokered deposits at March 31, 2015 or 2014.

Certificate maturities are summarized as follows:

	At March 31,
	2015	2014

First year	$17,089,555	$17,029,828
Second year	5,406,160	6,659,469
Third year	5,990,269	4,733,826
Fourth year	2,990,837	846,686
Fifth year	3,774,373	3,159,406
	$35,251,194	$32,429,215

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Interest expense on deposits is summarized as follows:

	Years Ended March 31,
	2015	2014

NOW accounts	$10,117	$8,256
Savings accounts	34,277	35,695
Money market accounts	81,983	80,745
Certificates	332,214	323,879
	$458,591	$448,575

(7)	Advances from FHLBC

Advances from FHLBC are summarized as follows:

		At March 31,
Final Maturity Date	Interest Rate	2015	2014

February 13, 2017	4.71%	$5,000,000	$5,000,000

At March 31, 2015, advances were secured by FHLBC stock and single-family residential mortgage loans with a collateral loan value totaling $47.0 million. At March 31, 2015, the Bank had remaining credit available under the FHLBC advance program of $42.0 million.

In addition, a $2.0 million unused open line advance exists with Quad City Bank and Trust in Davenport, Iowa.

(8)	Income Taxes

Retained earnings at March 31, 2015 and 2014 includes $888,000 representing tax bad debt deductions for which no provision for federal income tax has been made. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to Federal income taxes at the then prevailing corporate rate.

The provision for income taxes differs from the Federal statutory corporate tax rate of 34% as follows:

	Years Ended March 31,
	2015	2014

Federal statutory income tax rate	34.0%	34.0%
Increases (decreases) in tax rate:
State taxes, net of Federal tax benefit	6.2	6.1
Other, net	1.4	(1.2)
Tax rate	41.6%	38.9%

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The components of the net deferred tax liability are summarized as follows:

	At March 31,
	2015	2014

Deferred tax liabilities:
FHLB stock dividends	$99,636	$99,636
Tax over book depreciation	150,920	159,620
Accrued income and expense	90,760	79,812
Total deferred tax liabilities	341,316	339,068
Deferred tax assets:
Allowance for losses on loans	(94,420)	(118,600)
Book over tax ESOP expense	(24,417)	(20,360)
Other	(2,371)	-
Total deferred tax assets	(121,208)	(138,960)
Net deferred tax liability	$220,108	$200,108

Income taxes are summarized as follows:

	Years Ended March 31,
	2015	2014
Current:
Federal	$100,855	$138,110
State	28,673	49,925
	129,528	188,035
Deferred:
Federal	15,000	61,583
State	5,000	9,660
	20,000	71,243
Total income taxes	$149,528	$259,278

The Company is subject to U.S. Federal income taxes and State of Illinois income taxes. Tax years ending March 31, 2012 through March 31, 2015 remain open to examination by these jurisdictions. At March 31, 2015, there was no accrual for uncertain tax positions or related interest.

(9)	Employee Benefits

Multiemployer Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), which covers substantially all employees. The Pentegra DB Plan operates as a multiemployer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a simple plan under Internal Revenue Code Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

As of June 30, 2014 and 2013 (the two most recent plan year ends), the Pentegra DB Plan was 110.66% and 100.19% funded. The Bank’s contributions during the plan years ending June 30, 2014 and 2013 represented less than 5% of the total contributions to the Pentegra DB Plan. During the years ended March 31, 2015 and 2014, the Bank’s cash contributions made to the Pentegra DB Plan were $150,028 and $224,056, respectively.

Since this is a multiemployer plan, the plan’s administrators are unable to determine the actuarial present value of benefits attributable to the Bank’s participants. The Bank had a pension asset of $375,949 and $6,583 at June 30, 2014 and 2013, respectively. Pension expense was $130,949 and $189,601 for the years ended March 31, 2015 and 2014, respectively.

Defined Contribution Plan

The Bank has a defined contribution plan which covers substantially all employees. Participants may contribute up to 20% of salary, subject to Internal Revenue Code limitations. The Bank matches the employee contribution, up to 4% of salary and employees are fully vested in such contributions at all times. Participants are fully vested in the Bank’s contributions after four years of service. Plan expense was $27,855 and $26,635 for the years ended March 31, 2015 and 2014, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP for the benefit of employees who meet eligibility requirements as defined in the ESOP. Eligible employees in the ESOP are those who also participated in the Bank’s defined contribution plan as of April 3, 2007 and employees hired thereafter which complete at least 1000 hours of service during the plan year, which begins January 1. Participant benefits become fully vested upon completion of 3 years of service; participants will be 0% vested prior to that time. The Bank makes annual contributions equal to the ESOP's debt service, less dividends on unallocated and allocated (if any) shares used to repay the loan. Dividends on allocated ESOP shares are charged to retained earnings. The ESOP shares are pledged as collateral on the loan. As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants.

The ESOP was originally established with the purchase of 35,549 shares of common stock in the offering completed in April 2007 using the proceeds of a loan from the former mid-tier Old Sugar Creek Financial Corp. The Bank has been making annual payments of principal and interest over a term of fifteen years at a rate of 8.25%. On April 18, 2014 as part of a 2nd step stock offering, the allocated and unallocated shares from this ESOP were exchanged for shares of the Company at an exchange rate of 1.0453 to 1. This resulted in the addition of 1,583 shares (724 shares allocated and 859 shares unallocated).

The ESOP has a second loan from the Company to fund the purchase of 42,810 shares of common stock in connection with the 2nd step conversion completed on April 18, 2014 under which the Bank makes principal and interest payments over a term of fifteen years at a rate of 3.25%. Both loans are secured by the shares of stock either exchanged or purchased as part of the offering. Shares of the Company’s stock purchased by the ESOP were deposited in the original trust and are being held until released for allocation to participants. Following this 2nd step purchase, the ESOP trust holds shares in the amount of 79,342.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

ESOP shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP to the total compensation of all eligible participants. As the unearned shares are released from the trust, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent the fair value of the ESOP shares released differs from the cost of the shares, such amount is charged to or credited to equity as additional paid-in capital. For the years ended March 31, 2015 and 2014, the Company recognized $59,269 and $16,595, respectively, in compensation expense related to the ESOP.

ESOP shares are summarized as follows:

	At March 31,
	2015	2014

Allocated	22,045	15,990
Committed-to-be-allocated	1,332	593
Unallocated	55,965	18,366
Total ESOP Shares	79,342	34,949

Fair value of unallocated shares	$587,633	$157,948

Equity Incentive Plan

In November 2007 stockholders approved the Sugar Creek Financial Corp. 2007 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant to employees, officers and directors up to 62,211 shares of common stock, including 44,437 shares for stock options and 17,774 shares of restricted stock. In July 2008, the Board of Directors granted 17,774 shares of restricted stock to officers and directors of the Company. Shares of common stock to fund these awards were repurchased in the open market at an average price of $8.10. At July 25, 2013, the restricted stock awards were fully vested.

A summary of the Company’s restricted stock award expense under the Plan is as follows:

Year Ended
March 31,
2014

Pre-tax	$10,225
After-tax	6,053
Basic and diluted earnings per share	$0.01

There was no restricted stock award expense for the year ended March 31, 2015.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

(10)	Stockholders’ Equity and Regulatory Capital

The Bank may not declare or pay a cash dividend, if the effect of such dividends would be to cause the capital of the Bank to be reduced below the aggregate amount required by federal law or regulation. The Company may pay a dividend, if and when declared by its Board of Directors. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

The Company (effective January 1, 2015) and Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company and Bank. Under capital adequacy guidelines, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications of the Company and Bank are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At March 31, 2015, the Company and Bank met all capital adequacy requirements.

On July 9, 2013, the OCC approved rules that amended the regulatory capital rules applicable to the Company and Bank. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The rules include new minimum risk-based capital and leverage ratios, which became effective January 1, 2015, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of 6% (increased from 4%); (iii) a total capital to risk-weighted assets ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and resulting in the following ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital to risk-weighted assets ratio of 8.5%; (iii) a total capital to risk-weighted assets ratio of 10.5%; and, a Tier 1 leverage ratio of 6.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Company and Bank is also subject to the regulatory framework for prompt corrective action. At March 31, 2015, the most recent notification from the regulatory agencies categorized the Company and Bank as well capitalized. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the category of the Company and Bank.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The Company’s actual and required capital amounts and ratios at March 31, 2015 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$13,526	28.8%	$3,763	8.0%	$4,704	10.0%

Tier 1 capital to risk-weighted assets	$13,284	28.2%	$2,823	6.0%	$3,763	8.0%

Common equity tier 1 capital to risk- weighted assets	$13,284	28.2%	$2,117	4.5%	$3,058	6.5%

Tier 1 capital to total assets	$13,284	14.1%	$3,760	4.0%	$4,699	5.0%

The Bank’s actual and required capital amounts and ratios at March 31, 2015 and 2014 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,672	24.9%	$3,757	8.0%	$4,696	10.0%

Tier 1 capital to risk-weighted assets	$11,430	24.3%	$2,818	6.0%	$3,757	8.0%

Common equity tier 1 capital to risk- weighted assets	$11,430	24.3%	$2,113	4.5%	$3,052	6.5%

Tier 1 capital to total assets	$11,430	12.2%	$3,756	4.0%	$4,695	5.0%

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$10,276	22.3%	$3,687	8.0%	$4,608	10.0%

Tier 1 capital to risk-weighted assets	$9,972	21.6%	$1,843	4.0%	$2,765	6.0%

Tier 1 capital to total assets	$9,972	10.6%	$3,764	4.0%	$4,705	5.0%

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

The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. There were loan commitments to originate fixed-rate mortgage loans totaling $708,200 and carrying fixed rates ranging from 3.125% to 4.125% at March 31, 2015.

(12)	Contingencies

In August 2011, the Bank, and three other banks, were named defendants in an Amended Complaint filed in the Circuit Court for St. Clair County, Illinois in a case entitled McKay, et. al. v Huelsmann, et. al., No. 11-L-89. The Plaintiffs are elderly investors who lost money to the defendant Huelsmann in a fraudulent investment scheme. None of the Plaintiffs were customers of the Bank. The Amended Complaint, which seeks compensatory and punitive damages, alleges various causes of action against the defendant banks including negligence, breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Practices Act. The factual and legal allegations against the banks are highly questionable and all Motions to Dismiss have been denied by the Court. The case has proceeded slowly and is still in the discovery stage.

The Bank has insurance for coverage against this type of claim but it is provided by an insurance carrier that is now in liquidation. The liquidation has involved the Illinois Insurance Guaranty Fund and while the Guaranty Fund may ultimately provide some indemnification, the Company cannot at this time reasonably estimate the possible loss or range of loss, if any, for this matter.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

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

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Bank obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At March 31, 2015 and 2014, the Company did not have any available for sale securities.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at March 31, 2015 and 2014 include impaired loans of $1,576,992, and $1,412,320, respectively, utilizing Level 3 inputs. The impaired loans are collateral dependent.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Following is a summary of the activity in the allowance for losses on impaired loans including troubled debt restructurings:

	Years Ended March 31,
	2015	2014

Balance, beginning of year	$65,525	$108,363
Loan charge-offs	-	(14,004)
Loan recoveries	-	-
Provision for (credit to) loan losses	(11,860)	(28,834)
Balance, end of year	$53,665	$65,525

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $434,367 and $754,704 at March 31, 2015 and 2014, respectively. Foreclosed real estate is initially recorded at fair value utilizing Level 2 units based on observable market data less costs to sell when acquired, establishing a new cost basis.

Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the fair values shown below:

.  Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

	March 31,
	2015
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$16,720,008	$16,720,008	$16,720,008	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	75,463,746	79,924,031	-	78,347,039	1,576,992
Accrued interest receivable on loans	257,576	257,576	-	257,576	-
Deposits	76,290,961	72,906,558	-	72,906,558	-
Accrued interest on deposits	50,070	50,070	-	50,070	-
Advances from FHLB of Chicago	$5,000,000	$5,353,750	$-	$5,353,750	$-

	March 31,
	2014
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$16,647,828	$16,647,828	$16,647,828	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	73,386,855	76,404,679	-	74,992,359	1,412,320
Accrued interest receivable on loans	241,411	241,411	-	241,411	-
Deposits	77,800,822	71,176,039	-	71,176,039	-
Accrued interest on deposits	38,371	38,371	-	38,371	-
Advances from FHLB of Chicago	$5,000,000	$5,498,149	$-	$5,498,149	$-

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

(15)	Parent Company Only Financial Statements

The following parent only balance sheets, statements of earnings and statements of cash flows for Sugar Creek Financial Corp. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	March 31,
	2015	2014
Assets

Cash and cash equivalents	$1,279,610	$183,527
Investment in Bank	11,429,668	9,972,129
ESOP note receivable	494,685	235,873
Accrued interest receivable	6,596	4,799
Other assets	82,396	17,184
Total assets	$13,292,955	$10,413,512

Liabilities and Stockholders' Equity

Other liabilities	$8,640	$13,020
Common stock	9,492	9,069
Additional paid-in capital	6,124,848	3,288,508
Treasury stock	-	(85,638)
Common stock acquired by ESOP	(432,527)	(183,670)
Retained earnings - substantially restricted	7,582,502	7,372,223
Total stockholders' equity	13,284,315	10,400,492
Total liabilities and stockholders' equity	$13,292,955	$10,413,512

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Statements of Earnings

	Years Ended March 31,
	2015	2014

Interest income on ESOP note receivable	$27,628	$20,682
Interest income - MMDA with Bank	4,347	746
Total interest income	31,975	21,428
Dividend from Bank	-	129,500
Noninterest income	-	-
Noninterest expense	(82,333)	(25,206)
(Loss) earnings before income taxes and equity in undistributed earnings of Bank	(50,358)	125,722
Income tax benefit	19,931	1,451
Net (loss) earnings before equity in undistributed earnings of Bank	(30,427)	127,173
Equity in undistributed earnings of Bank	240,706	279,742
Net earnings	$210,279	$406,915

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Statements of Cash Flows

	Years Ended March 31,
	2015	2014

Cash flows from operating activities:
Net earnings	$210,279	$406,915
Adjustments to reconcile net earnings to net cash used for operating activities:
Equity in undistributed earnings of Bank	(240,706)	(279,742)
(Increase) decrease in accrued interest receivable	(1,797)	411
Increase in other assets	(65,212)	(17,184)
(Decrease) increase in other liabilities	(4,380)	12,113
Net cash (used for) provided by operating activities	(101,816)	122,513
Cash flow from investing activities:
Capital contribution to Bank	(1,457,234)	-
Repayment of ESOP loan	40,858	20,270
Net cash (used for) provided by investing activities	(1,416,376)	20,270
Cash flow from financing activities:
Proceeds from sale of common stock	2,614,275	-
Cash dividends paid	-	(87,370)
Repurchase of common stock	-	(2,731)
Net cash provided by (used for) financing activities	2,614,275	(90,101)
Net increase in cash and cash equivalents	1,096,083	52,682
Cash and cash equivalents at beginning of year	183,527	130,845
Cash and cash equivalents at end of year	$1,279,610	$183,527

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: June 26, 2015	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Stroh, Jr.	Chairman, Chief Executive Officer and Chief	June 26, 2015
Robert J. Stroh, Jr.	Financial Officer (principal executive officer and
principal financial officer)

/s/ Francis J. Eversman	President, Chief Operating Officer and Director	June 26, 2015
Francis J. Eversman

/s/ Timothy W. Deien	Director	June 26, 2015
Timothy W. Deien

/s/ Timothy P. Fleming	Director	June 26, 2015
Timothy P. Fleming

/s/ Daniel S. Reilly	Director	June 26, 2015
Daniel S. Reilly

/s/ Gary R. Schwend	Director	June 26, 2015
Gary R. Schwend

39