Form 10-Q
period 2015-06-30
Sugar Creek Financial Corp./MD/
filed 2015-08-13
CIK 1592407

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes   ☐   No  ☒

As of August 9, 2015, the issuer had 949,245 shares of common stock outstanding.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Form 10-Q

ii

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2015	2015
Assets

Cash and due from banks	$3,933,428	$3,596,926
Federal funds sold	14,150,000	11,580,000
FHLB daily investment account	2,017,644	1,543,082
Cash and cash equivalents	20,101,072	16,720,008
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $230,403 and $242,103	74,894,126	75,463,746
Premises and equipment, net	1,175,686	1,198,459
Foreclosed real estate	282,258	434,367
Accrued interest receivable on loans	236,935	257,576
Other assets	281,192	331,950
Total assets	$98,136,782	$95,571,619

Liabilities and Stockholders' Equity

Deposits	$78,901,721	$76,290,961
Accrued interest payable on deposits	63,111	50,070
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	318,309	428,485
Other liabilities	289,550	297,680
Deferred tax liability	220,108	220,108
Total liabilities	84,792,799	82,287,304
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized and 949,245 shares issued and outstanding at June 30, 2015 and March 31, 2015	9,492	9,492
Additional paid-in capital	6,128,044	6,124,848
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(420,895)	(432,527)
Retained earnings - substantially restricted	7,627,342	7,582,502
Total stockholders' equity	13,343,983	13,284,315
Total liabilities and stockholders' equity	$98,136,782	$95,571,619

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	June 30,
	2015	2014

Interest income:
Loans receivable	$816,514	831,575
Stock in FHLBC	1,437	1,437
Other interest-earning assets	8,897	6,394
Total interest income	826,848	839,406

Interest expense:
Deposits	144,693	109,648
Advances from FHLBC	59,529	59,529
Total interest expense	204,222	169,177
Net Interest Income	622,626	670,229
Provision for (credit to) loan losses	(11,700)	(23,000)
Net interest income after provision for
(credit to) loan losses	634,326	693,229

Noninterest income:
Loan service charges	4,871	3,206
Service charges on deposit accounts	22,757	25,838
Other	5,777	3,254
Total noninterest income	33,405	32,298

Noninterest expense:
Compensation and benefits	306,490	331,242
Occupancy expense	28,153	31,466
Advertising	9,215	9,784
Equipment and data processing	105,253	87,553
FDIC premium expense	15,906	12,870
Professional and regulatory fees	43,127	26,261
Operations of foreclosed real estate	14,673	29,287
Other expenses	70,470	70,123
Total noninterest expense	593,287	598,586
Earnings before income tax expense	74,444	126,941

Income tax expense	29,604	50,376

Net earnings	$44,840	76,565

Basic and diluted earnings per share	$0.05	0.09
Dividends per share	$0.00	0.00

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Unaudited)

				Common
		Additional		Stock		Total
For the Three Months Ended	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
June 30, 2015	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2015	$9,492	$6,124,848	$-	$(432,527)	$7,582,502	$13,284,315
Unaudited:
Net earnings	-	-	-	-	44,840	44,840

Amortization of ESOP awards	-	3,196	-	11,632	-	14,828

Balance at June 30, 2015	$9,492	$6,128,044	$-	$(420,895)	$7,627,342	$13,343,983

				Common
		Additional		Stock		Total
For the Three Months Ended	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
June 30, 2014	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2014	$9,069	$3,288,508	$(85,638)	$(183,670)	$7,372,223	$10,400,492
Unaudited:
Net earnings	-	-	-	-	76,565	76,565

Treasury stock retired pursuant to reorganization	-	(85,638)	85,638	-	-	-

Amortization of ESOP awards	-	(2,224)	-	14,237	-	12,013

Cancellation of Old Sugar Creek Financial Corp. shares	(9,069)	9,069	-	-	-	-

Net proceeds from stock offering	9,492	2,904,453	-	(299,670)	-	2,614,275

Balance at June 30, 2014	$9,492	$6,114,168	$-	$(469,103)	$7,448,788	$13,103,345

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net earnings	$44,840	$76,565
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22,773	20,954
Provision for (credit to) loan losses	(11,700)	(23,000)
Provision for losses on foreclosed real estste	11,715	23,000
ESOP expense	14,828	12,013
Amortization of deferred loan fees, net	(8,076)	(4,168)
(Increase) decrease in accrued interest receivable	20,641	(7,712)
Decrease (increase) in other assets	50,758	413,513
Increase (decrease) in:
Accrued interest payable on deposits	13,041	(215)
Other liabilities	(8,130)	1,801
Income taxes payable	-	53,739
Net cash provided by operating activities	150,690	566,490
Cash flows from investing activities:
Net increase (decrease) in loans receivable	743,396	(634,783)
Purchase of premises and equipment	-	(1,667)
Proceeds from sale of (additions to) foreclosed real estate	(13,606)	2,095
Net cash provided by (used for) investing activities	729,790	(634,355)
Cash flows from financing activities:
Net (decrease) increase in deposits	2,610,760	(4,289,873)
Increase (decrease) in advances from borrowers for taxes and insurance	(110,176)	99,865
Proceeds from sale of common stock	-	2,614,275
Net cash provided by (used for) financing activities	2,500,584	(1,575,733)
Net increase (decrease) in cash and cash equivalents	3,381,064	(1,643,598)
Cash and cash equivalents at beginning of period	16,720,008	16,647,828
Cash and cash equivalents at end of period	$20,101,072	$15,004,230

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$191,835	$170,045
Federal and state income taxes	-	-
Noncash transactions:
Real estate acquired in settlement of loans	-	-
Financing of foreclosed real estate	154,000	-
Retirement of treasury stock	$-	$85,638

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

General

On April 8, 2014, Sugar Creek Financial Corp., a Maryland corporation (the “Company”), became the holding company for Tempo Bank (the “Bank”) upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the Conversion”). The Conversion involved the sale by the Company of 535,127 shares of common stock in a subscription and community offering, including shares purchased by the Bank’s employee stock ownership plan, the exchange of 414,118 shares of common stock after consideration of fractional shares of the Company for shares of common stock of the former Sugar Creek Financial Corp. (“old Sugar Creek”) held by persons other than Sugar Creek MHC (the “MHC”), and the elimination of old Sugar Creek and the MHC. Net proceeds received from the reorganization and stock offering totaled $2,614,275, net of costs of $929,802, common stock acquired by the ESOP of $299,670 and the contribution of cash from the MHC of $98,382.

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

Interim Financial Statements

The consolidated financial statements of the Company at June 30, 2015 and for the three months ended June 30, 2015 and 2014 have been prepared in conformity with U.S. GAAP for interim financial information and predominant practices followed by the financial services industry and are unaudited. However, in management’s opinion, the interim data at June 30, 2015 and for the three months ended June 30, 2015 and 2014 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

	Three Months Ended June 30,
	2015	2014
Basic and diluted earnings per share:

Net earnings	$44,840	$76,565
Less dividends paid:
Common stock	-	-
Participating securities	-	-
Undistributed earnings	$44,840	$76,565

Weighted-average basic and diluted shares and participating securities outstanding	893,233	887,886

Distributed earnings per share	$-	$-
Undistributed earnings per share	0.05	0.09
Net earnings per share	$0.05	$0.09

Note 3. Loans Receivable, Net

Loans receivable, net, are summarized as follows:

	June 30,	March 31,
	2015	2015

Real estate loans:
Single-family, owner occupied	$60,794,526	$61,255,147
Single-family, non-owner occupied	8,167,267	8,162,534
Multi-family, 5 or more units	705,612	721,130
Commercial	2,859,807	2,878,651
Land	1,059,891	1,212,874
Consumer loans	1,621,180	1,562,398
	75,208,283	75,792,734
Allowance for losses	(230,403)	(242,103)
Deferred loan fees, net	(83,754)	(86,885)
Total loans	$74,894,126	$75,463,746

The weighted-average rate on loans was 4.31% and 4.46% at June 30, 2015 and March 31, 2015, respectively.

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended June 30, 2015 and 2014:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2015:
Real estate loans:
Single-family, owner occupied	$162,403	$(29,938)	$-	$-	$132,465
Single-family, non-owner occupied	33,206	(4,949)	-	-	28,257
Multi-family, 5 or more units	1,500	37,185	-	-	38,685
Commercial	5,986	(1,628)	-	-	4,358
Land	2,521	(830)	-	-	1,691
Consumer loans	2,954	(763)	-	-	2,191
Unallocated	33,533	(10,777)	-	-	22,756
	$242,103	$(11,700)	$-	$-	$230,403

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2014:
Real estate loans:
Single-family, owner occupied	$209,010	$1,953	$-	$-	$210,963
Single-family, non-owner occupied	52,576	(2,086)	-	-	50,490
Multi-family, 5 or more units	2,356	(44)	-	-	2,312
Commercial	8,971	(757)	-	-	8,214
Land	4,677	(223)	-	-	4,454
Consumer loans	4,420	(55)	-	-	4,365
Unallocated	22,093	(21,788)	-	-	305
	$304,103	$(23,000)	$-	$-	$281,103

The following presents by portfolio segment, the recorded investment in loans and impairment method at June 30, 2015 and March 31, 2015:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At June 30, 2015:
Real estate loans:
Single-family, owner occupied	$37,000	$95,465	$132,465	$1,204,587	$59,589,939	$60,794,526
Single-family, non-owner occupied	15,560	12,697	28,257	229,990	7,937,277	8,167,267
Multi-family, 5 or more units	37,560	1,125	38,685	127,623	577,989	705,612
Commercial	-	4,358	4,358	-	2,859,807	2,859,807
Land	-	1,691	1,691	-	1,059,891	1,059,891
Consumer loans	-	2,191	2,191	17,152	1,604,028	1,621,180
Unallocated	-	22,756	22,756	-	-	-
	$90,120	$140,283	$230,403	$1,579,352	$73,628,931	$75,208,283

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$37,000	$125,403	$162,403	$1,209,527	$60,045,620	$61,255,147
Single-family, non-owner occupied	16,665	16,541	33,206	239,842	7,922,692	8,162,534
Multi-family, 5 or more units	-	1,500	1,500	127,623	593,507	721,130
Commercial	-	5,986	5,986	-	2,878,651	2,878,651
Land	-	2,521	2,521	-	1,212,874	1,212,874
Consumer loans	-	2,954	2,954	-	1,562,398	1,562,398
Unallocated	-	33,533	33,533	-	-	-
	$53,665	$188,438	$242,103	$1,576,992	$74,215,742	$75,792,734

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following presents impaired loans and allocated valuation allowances based upon class levels and average recorded investment:

	Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At June 30, 2015
Real estate loans:
Single-family, owner occupied	$941,780	$262,807	$1,204,587	$1,204,587	$37,000
Single-family, non-owner occupied	206,531	23,459	229,990	229,990	15,560
Multi-family, 5 or more units	127,623	-	127,623	127,623	37,560
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	17,152	17,152	17,152	-
	$1,275,934	$303,418	$1,579,352	$1,579,352	$90,120

The average recorded investment on impaired loans for the three months ended June 30, 2015 included: single-family, owner occupied of $1.2 million, single-family, non-owner occupied of $223,990, multi-family of $85,082 and consumer loans of $8,532.

The average recorded investment on impaired loans for the three months ended June 30, 2014 included: single-family, owner occupied of $963,647, and single-family, non-owner occupied of $444,941.

	Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$946,720	$262,807	$1,209,527	$1,209,527	$37,000
Single-family, non-owner occupied	207,636	32,206	239,842	239,842	16,665
Multi-family, 5 or more units	-	127,623	127,623	127,623	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$1,154,356	$422,636	$1,576,992	$1,576,992	$53,665

The following presents nonperforming loans based upon class level:

	Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At June 30, 2015:
Real estate loans:
Single-family, owner occupied	$262,807	$-	$941,780	$1,204,587
Single-family, non-owner occupied	23,459	-	206,531	229,990
Multi-family, 5 or more units	127,623	-	-	127,623
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	17,152	-	-	17,152
	$431,041	$-	$1,148,311	$1,579,352

	Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$262,807	$-	$946,720	$1,209,527
Single-family, non-owner occupied	32,206	-	207,636	239,842
Multi-family, 5 or more units	127,623	-	-	127,623
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$422,636	$-	$1,154,356	$1,576,992

For the three months ended June 30, 2015, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $5,997. There was no interest income recognized on such loans for the three months ended June 30, 2015.

There were no new additions for loans modified as troubled debt restructurings during the three months ended June 30, 2015 and 2014.

The following presents a summary of accruing troubled debt restructurings at June 30, 2015 and March 31, 2015:

	June 30,		March 31,
	2015		2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Real estate loans:
Single-family, owner occupied	2	$941,780	2	$946,720
Single-family, non-owner occupied	2	206,531	2	207,636
	4	$1,148,311	4	$1,154,356

At June 30, 2015, the recorded investment in single-family, real estate loans that are in the process of foreclosure according to the local jurisdiction requirement was $199,548.

The following presents the Bank's loan portfolio aging analysis:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At June 30, 2015:
Real estate loans:
Single-family, owner occupied	$183,080	$501,501	$262,807	$59,847,138	$60,794,526
Single-family, non-owner occupied	232,029	185,642	23,459	7,726,137	8,167,267
Multi-family, 5 or more units	-	-	127,623	577,989	705,612
Commercial	-	-	-	2,859,807	2,859,807
Land	-	-	-	1,059,891	1,059,891
Consumer loans	-	-	17,152	1,604,028	1,621,180
	$415,109	$687,143	$431,041	$73,674,990	$75,208,283

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$1,032,922	$41,745	$262,807	$59,917,673	$61,255,147
Single-family, non-owner occupied	-	186,457	32,206	7,943,871	8,162,534
Multi-family, 5 or more units	-	-	127,623	593,507	721,130
Commercial	-	-	-	2,878,651	2,878,651
Land	-	-	-	1,212,874	1,212,874
Consumer loans	26,221	3,944	-	1,532,233	1,562,398
	$1,059,143	$232,146	$422,636	$74,078,809	$75,792,734

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
	Mention	Substandard	Doubtful	Loss	Pass	Total
At June 30, 2015:
Real estate loans:
Single-family, owner occupied	$-	$1,204,587	$-	$-	$59,589,939	$60,794,526
Single-family, non-owner occupied	-	229,990	-	-	7,937,277	8,167,267
Multi-family, 5 or more units	-	127,623	-	-	577,989	705,612
Commercial	-	-	-	-	2,859,807	2,859,807
Land	-	-	-	-	1,059,891	1,059,891
Consumer loans	-	17,152	-	-	1,604,028	1,621,180
	$-	$1,579,352	$-	$-	$73,628,931	$75,208,283

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$-	$1,209,527	$-	$-	$60,045,620	$61,255,147
Single-family, non-owner occupied	-	239,842	-	-	7,922,692	8,162,534
Multi-family, 5 or more units	-	127,623	-	-	593,507	721,130
Commercial	-	-	-	-	2,878,651	2,878,651
Land	-	-	-	-	1,212,874	1,212,874
Consumer loans	-	-	-	-	1,562,398	1,562,398
	$-	$1,576,992	$-	$-	$74,215,742	$75,792,734

Note 4. Income Taxes

The effective tax rate was 39.8% for the three months ended June 30, 2015, compared to 39.7% for the three months ended June 30, 2014.

Note 5. Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At June 30, 2015 and March 31, 2015, the Bank met all capital adequacy requirements.

The Bank is also subject to the regulatory framework for prompt corrective action. At June 30, 2015 and March 31, 2015, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are summarized as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At June 30, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,725	25.1%	$3,742	8.0%	$4,678	10.0%

Tier 1 capital to risk-weighted assets	$11,495	24.6%	$2,807	6.0%	$3,742	8.0%

Common equity tier 1 capital to risk-weighted assets	$11,495	24.6%	$2,105	4.5%	$3,040	6.5%

Tier 1 capital to total assets	$11,495	11.8%	$3,886	4.0%	$4,858	5.0%

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,672	24.9%	$3,757	8.0%	$4,696	10.0%

Tier 1 capital to risk-weighted assets	$11,430	24.3%	$2,818	6.0%	$3,757	8.0%

Common equity tier 1 capital to risk-weighted assets	$11,430	24.3%	$2,113	4.5%	$3,052	6.5%

Tier 1 capital to total assets	$11,430	12.2%	$3,756	4.0%	$4,695	5.0%

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

The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. At June 30, 2015, there were three commitments outstanding of $486,200 to finance single-family, owner occupied residences and one commitment of $7,225 to finance the purchase of land that has subsequently been rescinded.

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

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Bank obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At June 30, 2015 and March 31, 2015, the Company did not have any available for sale securities.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at June 30, 2015 and March 31, 2015 include impaired loans of $1,579,352 and $1,576,992, respectively, utilizing Level 3 inputs. The impaired loans are collateral dependent.

Following is a summary of the activity in the allowance for losses on impaired loans, including troubled debt restructurings:

	Three Months Ended
	June 30,
	2015	2014

Balance, beginning of year	$53,665	$65,525
Loan charge-offs	-	-
Loan recoveries	-	-
Provision for (credit to) loan losses	36,455	-
Balance, end of year	$90,120	$65,525

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $282,258 at June 30, 2015 and $434,367 at March 31, 2015. Foreclosed real estate is initially recorded at fair value utilizing Level 2 units based on observable market data less costs to sell, establishing a new cost basis.

Fair Value of Financial Instruments

The carrying amount, fair value and the financial hierarchy of the Company’s financial instruments are summarized in the following table. Fair values of financial instruments have been estimated by the Company based upon available market information with the assistance of an independent consultant.

	June 30,
	2015
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$20,101,072	$20,101,072	$20,101,072	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	74,894,126	78,056,335	-	76,476,983	1,579,352
Accrued interest receivable on loans	236,935	236,935	-	236,935	-
Deposits	78,901,721	76,141,953	-	76,141,953	-
Accrued interest on deposits	63,111	63,111	-	63,111	-
Advances from FHLB of Chicago	$5,000,000	$5,300,718	$-	$5,300,718	$-

	March 31,
	2015
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$16,720,008	$16,720,008	$16,720,008	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	75,463,746	79,924,031	-	78,347,039	1,576,992
Accrued interest receivable on loans	257,576	257,576	-	257,576	-
Deposits	76,290,961	72,906,558	-	72,906,558	-
Accrued interest on deposits	50,070	50,070	-	50,070	-
Advances from FHLB of Chicago	$5,000,000	$5,353,750	$-	$5,353,750	$-

The following methods and assumptions were used in estimating the fair values shown above:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of instruments.
•	Stock in FHLB of Chicago is valued at cost, which represents historical redemption value and approximates fair value.
•	Fair values for the loan portfolio, certificates of deposit and advances from the FHLBC are computed using an analysis which considers the amount and timing of all future cash flows of the underlying instruments discounted at current market rates.
•	Fair values of non-maturing deposits, such as checking, NOW, savings and money market deposit accounts are computed using an analysis which uses decay rates to estimate the amount and timing of all future cash flows of the underlying instruments, which are discounted at current market rates.
•	The carrying amounts of accrued interest receivable and payable approximate fair value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at June 30, 2015 and for the three months ended June 30, 2015 and 2014 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements (Unaudited) and the notes thereto, appearing in Part I, Item 1 of this report.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Form 10-Q, except as may be required under applicable law.

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

Overview-General

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and small businesses. At June 30, 2015, we had total assets of $98.1million, net loans of $74.9 million, total deposits of $78.9 million and stockholders’ equity of $13.3 million.

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

Comparison of Financial Condition at June 30, 2015 and March 31, 2015

Cash and Cash Equivalents. Cash and cash equivalents increased $3.4 million to $20.1 million at June 30, 2015 from $16.7 million at March 31, 2015 primarily as a result of increased deposits.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At June 30, 2015, single-family owner occupied residential real estate loans totaled $60.8 million, or 80.8% of total loans, compared to $61.2 million, or 80.8% of total loans at March 31, 2015. The decrease in single-family owner occupied residential real estate loans is the result of market forces and competition for this type of mortgage lending.

Single-family non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $8.2 million, or 10.8% of total loans, at June 30, 2015 compared to $8.2 million, or 10.7% of total loans, at March 31, 2015. Single-family non-owner occupied residential real estate loans was unchanged, net of payments and new originations.

Multi-family and commercial real estate loans totaled $3.5 million, or 4.7% of total loans, at June 30, 2015 compared to $3.6 million, or 4.7% of total loans, at March 31, 2015. Reductions in these loan segments were a result of repayments by borrowers largely as a result of the competitive environment for financing these types of mortgage loans.

Consumer loan balances totaled $1.6 million, or 2.1% of total loans, at June 30, 2015 compared to $1.5 million, or 2.0% of total loans, at March 31, 2015.

At June 30, 2015, fixed-rate loans, balloon loans and adjustable-rate loans totaled $38.7 million, $36.4 million and $28,000, respectively.

Loan originations for the three months ended June 30, 2015 increased to $5.1 million, or 61.8% from $3.1 million for the three months ended June 30, 2014. We believe unusually cold weather during the first quarter followed by a second quarter that was cold and wet depressed loan demand in 2014. Since then, there has been a year of continued economic stabilization and improved weather condition which we believe has boosted the real estate market.

Investments. At June 30, 2015, our investment portfolio totaled $1.2 million and consisted solely of our investment in the FHLBC stock. Our investment in FHLBC stock was unchanged from March 31, 2015. At June 30, 2015 $570,000 of our investment in FHLBC stock consisted of excess or voluntary stock.

Other Assets. Other assets totaled $281,000 at June 30, 2015, a decrease of $51,000 from March 31, 2015. The decrease over the period was due primarily to a reduction in prepaid benefit expense and the timing of other prepaid items.

Deposits. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. Deposits increased $2.6 million, or 3.4%, for the three months ended June 30, 2015, as a result of competitive regional deposit pricing. At June 30, 2015 and March 31, 2015, the Bank had no brokered deposits.

Borrowings. We utilize FHLBC advances to supplement our supply of funds for loans. During the three months ended June 30, 2015 there were no new advances or repayments made.

Results of Operations for the Three Months Ended June 30, 2015 and 2014.

Total Interest Income. Total interest income decreased $12,000 to $827,000 for the three months ended June 30, 2015. The decrease was due primarily to a reduction in interest income on loans receivable caused by lower average loan portfolio yields as a result of the continuing protracted low interest environment.

Total Interest Expense. Total interest expense increased $35,000 to $204,000 for the three months ended June 30, 2015 from $169,000 for the three months ended June 30, 2014. The increase resulted primarily from higher certificates balances and rates.

Net Interest Income. Net interest income decreased $47,000 to $623,000 for the three months ended June 30, 2015 from $670,000 for the three months ended June 30, 2014. The decrease is due primarily to lower interest rate spread.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the quarter ended June 30, 2015, the Bank recorded a credit to the provision for loan losses of $11,700. The Bank recorded a credit to the provision for loan losses of $23,000 for the comparable period in 2014. The effects of the economic downturn and unemployment have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area is improving and home sales are improving collateral values.

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

	Three Months Ended June 30,
	2015			2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$75,036	$816	4.35%	$73,589	$831	4.52%
FHLBC Stock	1,165	2	0.69	1,165	2	0.69
Other interest-earning assets	14,486	9	0.25	12,812	6	0.19
Total interest-earning assets	90,687	827	3.65	87,566	839	3.83

Noninterest-earning assets	5,958			6,015
Total assets	$96,645			$93,581

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,688	$3	0.18%	$6,282	$2	0.13%
Savings accounts	14,414	9	0.25	13,849	9	0.26
Money market accounts	16,251	19	0.47	18,394	20	0.43
Certificates of deposit	36,205	114	1.26	32,114	79	0.98
Total interest-bearing deposits	73,558	145	0.79	70,639	110	0.62

FHLBC advances	5,000	59	4.72	5,000	59	4.72
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$78,558	$204	1.04	$75,639	$169	0.89

Noninterest-bearing NOW accounts	3,689			5,564
Other noninterest-bearing liabilities	1,091			1,045
Total liabilities	83,338			82,248

Stockholders’ equity	13,307			11,333
Total liabilities and stockholders’ equity	$96,645			$93,581

Net interest income		$623			$670
Interest rate spread			2.61%			2.94%

Net interest margin		2.75%			3.06%

Average interest-earning assets to average interest-bearing liabilities	115.44%			115.77%

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income increased $1,000 to $33,000 for the three month period ended June 30, 2015 from $32,000 for the three months ended June 30, 2014.

Noninterest Expense. Noninterest expense primarily consists of salaries and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense decreased by $5,000 to $593,000 for the three months ended June 30, 2015 from $598,000 for the three months ended June 30, 2014. Reductions in compensation and benefits and operation of foreclosed real estate offset by smaller increases in equipment and data processing and professional and regulatory expenses contributed to the reduction.

Compensation and benefit expense decreased $25,000 to $306,000 for the three months ended June 30, 2015 from $331,000 for the comparable period in 2014. The decrease was due in large part to a reduction in defined benefit expense. Operations of foreclosed real estate decreased $14,000 to $15,000 for the three months ended June 30, 2015 from $29,000 for the three months ended June 30, 2014. This decrease was due to a lower level of losses on foreclosed real estate. Other noninterest expense was unchanged at $70,000 for the three months ended June 30, 2015 and 2014.

Income Taxes. Income tax expense for the three months ended June 30, 2015 was $30,000 compared $50,000 for the three months ended June 30, 2014. The decrease in tax expense is primarily attributable to lower pre-tax earnings.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $20.1 million. At June 30, 2015, the Bank had $5.0 million in FHLBC advances outstanding.

A significant use of our liquidity is the funding of loan originations. At June 30, 2015, the Bank had loan commitments outstanding in the amount of $493,000 to finance the purchase of three single-family owner occupied residences and one land loan. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2015 totaled $15.2 million, or 38.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. The Company’s ability to pay cash dividends may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the $1.2 million investment of the net proceeds from the offering that it retained. Payment of cash dividends on capital stock by a savings and loan holding company is limited by Federal Reserve Board regulations. At June 30, 2015, the Company (on an unconsolidated basis) had liquid assets of $1.2 million.

We did not repurchase any of our common stock during the quarter ended June 30, 2015 and had no publicly announced repurchase plans or programs as of June 30, 2015.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See note 5 of notes to the consolidated financial statements.

The Bank may not declare or pay a cash dividend, if the effect of such dividends would be to cause the capital of the Bank to be reduced below the aggregate amount required by federal or state law. The Company may pay a dividend, if and when declared by its Board of Directors. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

On July 27, 2015 the Board of Directors of the Company declared a one-time dividend of $.12 per share. The dividend will be paid to stockholders of record as of the close of business August 11, 2015 on or about August 26, 2015.

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

For the three months ended June 30, 2015 and 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this quarterly report have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Analysis of Nonperforming and Classified Assets.

We consider foreclosed real estate, repossessed assets, nonaccrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. There were no changes in our nonaccrual loan policy during the three months ended June 30, 2015 and 2014.

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

Nonperforming Assets

There were $431,000 of nonaccrual loans at June 30, 2015. While improving, the level of nonaccrual loans continues to reflect a slow local and regional economy, job layoffs, divorce and health issues that impact borrowers.

Accruing troubled debt restructurings were $1.1 million at June 30, 2015 and March 31, 2015. The largest lending relationship in the nonperforming loan category amounted to $491,000, which was secured by one single-family dwelling.

We did not have any accruing loans past due 90 days or more at the dates presented above. Income related to nonaccrual loans for the three months ended June 30, 2015 and 2014 was considered immaterial.

At June 30, 2015, there were no other loans known to management which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

See Note 3 to our unaudited consolidated financial statements for a description by loan category of our classified assets as of June 30, 2015 and March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, we are not a party to any pending legal proceeding, except as disclosed in Note 12 of Notes to Consolidated Financial Statements contained in the 2015 Annual Report on Form 10-K, that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp. (1)

3.2	Bylaws of Sugar Creek Financial Corp. (2)
4.0	Form of Common Stock Certificate of Sugar Creek Financial Corp. (2)

31.0	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the exhibits filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2013.

(2)	Incorporated by reference into this document from the exhibits filed with the Registration Statement on Form S-1 (SEC File No. 333-192700) and amendments thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: August 13, 2015	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer

