Form 10-Q
period 2015-09-30
Sugar Creek Financial Corp./MD/
filed 2015-11-06
CIK 1592407

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, the issuer had 949,245 shares of common stock outstanding.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Form 10-Q

ii

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
Assets	2015	2015

Cash and due from banks	$2,640,243	$3,596,926
Federal funds sold	13,820,000	11,580,000
FHLB daily investment account	1,986,669	1,543,082
Cash and cash equivalents	18,446,912	16,720,008
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $203,403
and $242,103	75,469,942	75,463,746
Premises and equipment, net	1,192,097	1,198,459
Foreclosed real estate	443,475	434,367
Accrued interest receivable on loans	246,221	257,576
Other assets	313,871	331,950
Total assets	$97,278,031	$95,571,619

Liabilities and Stockholders' Equity

Deposits	$78,279,865	$76,290,961
Accrued interest payable on deposits	67,016	50,070
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	154,777	428,485
Other liabilities	309,832	297,680
Deferred tax liability	220,108	220,108
Total liabilities	84,031,598	82,287,304
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized
and 949,245 shares issued and outstanding at
September 30, 2015 and March 31, 2015	9,492	9,492
Additional paid-in capital	6,130,705	6,124,848
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(409,976)	(432,527)
Retained earnings - substantially restricted	7,516,212	7,582,502
Total stockholders' equity	13,246,433	13,284,315
Total liabilities and stockholders' equity	$97,278,031	$95,571,619

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Interest income:
Loans receivable	$809,535	825,973	1,626,050	1,657,547
Stock in FHLBC	1,453	1,453	2,890	2,890
Other interest-earning assets	8,155	5,461	17,052	11,855
Total interest income	819,143	832,887	1,645,992	1,672,292

Interest expense:
Deposits	165,776	111,746	310,469	221,393
Advances from FHLBC	60,183	60,183	119,713	119,713
Total interest expense	225,959	171,929	430,182	341,106
Net Interest Income	593,184	660,958	1,215,810	1,331,186
Provision for (credit to) loan losses	-	6,000	(11,700)	(17,000)
Net interest income after provision for
(credit to) loan losses	593,184	654,958	1,227,510	1,348,186

Noninterest income:
Loan service charges	4,025	7,467	8,897	10,674
Service charges on deposit accounts	22,674	24,701	45,430	50,539
Other	3,498	3,172	9,276	6,426
Total noninterest income	30,197	35,340	63,603	67,639

Noninterest expense:
Compensation and benefits	341,320	334,212	647,810	665,454
Occupancy expense	35,227	34,169	63,380	65,635
Advertising	8,595	19,152	17,810	28,935
Equipment and data processing	97,235	92,324	202,488	179,878
FDIC premium expense	15,760	5,118	31,665	17,988
Professional and regulatory fees	45,518	39,964	88,645	66,225
Operations of foreclosed real estate	4,482	16,428	19,155	45,715
Other expenses	86,017	88,938	156,489	159,061
Total noninterest expense	634,154	630,305	1,227,442	1,228,891
Earnings (loss) before income tax expense	(10,773)	59,993	63,671	186,934

Income tax expense	(7,156)	23,859	22,448	74,235

Net earnings (loss)	$(3,617)	36,134	41,223	112,699

Basic and diluted earnings per share	$(0.00)	0.04	0.05	0.13
Dividends per share	$0.12	0.00	0.12	0.00

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Unaudited)

				Common
		Additional		Stock		Total
For the Six Months Ended	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
September 30, 2015	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2015	$9,492	$6,124,848	$-	$(432,527)	$7,582,502	$13,284,315
Unaudited:
Net earnings	-	-	-	-	41,223	41,223

Dividends, $.12 per share					(107,513)	(107,513)

Amortization of ESOP awards	-	5,857	-	22,551	-	28,408

Balance at September 30, 2015	$9,492	$6,130,705	$-	$(409,976)	$7,516,212	$13,246,433

				Common
		Additional		Stock		Total
For the Six Months Ended	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
September 30, 2014	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2014	9,069	3,288,508	(85,638)	(183,670)	7,372,223	10,400,492
Unaudited:
Net earnings	-	-	-	-	112,699	112,699

Treasury stock retired
pursuant to reorganization	-	(85,638)	85,638	-	-	-

Amortization of ESOP awards	-	3,966	-	24,970	-	28,936

Cancellation of
Old Sugar Creek Financial Corp. shares	(9,069)	9,069	-	-	-	-

Net proceeds from stock offering	9,492	2,904,453	-	(299,670)	-	2,614,275

Balance at September 30, 2014	9,492	6,120,358	-	(458,370)	7,484,922	13,156,402

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net earnings	$41,223	$112,699
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	45,546	44,969
Provision for (credit to) loan losses	(11,700)	(17,000)
Provision for losses on foreclosed real estste	38,715	29,270
ESOP expense	28,408	28,936
Amortization of deferred loan fees, net	(12,276)	(7,707)
(Increase) decrease in accrued interest receivable	11,355	(13,775)
Decrease (increase) in other assets	18,079	562,505
Increase (decrease) in:
Accrued interest payable on deposits	16,946	2,550
Other liabilities	12,152	9,805
Income taxes payable	-	-
Net cash provided by operating activities	188,448	752,252
Cash flows from investing activities:
Net increase (decrease) in loans receivable	(7,517)	(1,597,800)
Purchase of premises and equipment	(39,184)	(121,702)
Proceeds from sale of (additions to) foreclosed real estate	(22,526)	133,896
Net cash provided by (used for) investing activities	(69,227)	(1,585,606)
Cash flows from financing activities:
Net (decrease) increase in deposits	1,988,904	(5,214,975)
Increase (decrease) in advances from borrowers for taxes and insurance	(273,708)	(253,731)
Dividend, $.12 per share	(107,513)	-
Proceeds from sale of common stock	-	2,614,275
Net cash provided by (used for) financing activities	1,607,683	(2,854,431)
Net increase (decrease) in cash and cash equivalents	1,726,904	(3,687,785)
Cash and cash equivalents at beginning of period	16,720,008	16,647,828
Cash and cash equivalents at end of period	$18,446,912	$12,960,043

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$413,888	$339,209
Federal and state income taxes	35,000	9,000
Noncash transactions:
Real estate acquired in settlement of loans	179,298	-
Financing of foreclosed real estate	154,000	-
Retirement of treasury stock	$-	$85,638

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

Interim Financial Statements

The consolidated financial statements of the Company at September 30, 2015 and for the three and six months ended September 30, 2015 and 2014 have been prepared in conformity with U.S. GAAP for interim financial information and predominant practices followed by the financial services industry and are unaudited. However, in management’s opinion, the interim data at September 30, 2015 and for the three and six months ended September 30, 2015 and 2014 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

Note 2. Earnings (loss) per Share

Earnings (loss) per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding. Unvested restricted stock awards that contain non-forfeitable rights to dividends are participating securities and are included in the EPS computation using the two-class method. Prior period EPS data is adjusted retrospectively.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2015
Net earnings (loss)	$(3,617)	36,134	$41,223	112,699

Weighted-average shares - Basic EPS	894,565	889,218	893,899	888,552
Effect of dilutive stock awards	-	-	-	-
Weighted-average shares - Diluted EPS	894,565	889,218	893,899	888,552

Basic earnings per common share	$(0.00)	0.04	$0.05	0.13
Diluted earnings per common share	$(0.00)	0.04	$0.05	0.13
Anti-dilutive shares	-	-	-	-

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

Note 3. Loans Receivable, Net

Loans receivable, net, are summarized as follows:

	September 30,	March 31,
	2015	2015

Real estate loans:
Single-family, owner occupied	$61,567,196	$61,255,147
Single-family, non-owner occupied	7,896,218	8,162,534
Multi-family, 5 or more units	561,650	721,130
Commercial	2,798,658	2,878,651
Land	1,057,567	1,212,874
Consumer loans	1,875,479	1,562,398
	75,756,768	75,792,734
Allowance for losses	(203,403)	(242,103)
Deferred loan fees, net	(83,423)	(86,885)
Total loans	$75,469,942	$75,463,746

The weighted-average rate on loans was 4.28% and 4.36% at September 30, 2015 and March 31, 2015, respectively.

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

Single-family, non-owner occupied

Single-family, non-owner occupied loans carry greater inherent risks than single-family, owner occupied loans, since the repayment ability of the borrower is reliant on the adequacy of the income generated from the property.

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2015 and 2014:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2015:
Real estate loans:
Single-family, owner occupied	$132,465	$(22,714)	$-	$-	$109,751
Single-family, non-owner occupied	28,257	(1,201)	-	-	27,056
Multi-family, 5 or more units	38,685	(10,722)	(27,000)	-	963
Commercial	4,358	442	-	-	4,800
Land	1,691	123	-	-	1,814
Consumer loans	2,191	94	-	-	2,285
Unallocated	22,756	33,978	-	-	56,734
	$230,403	$-	$(27,000)	$-	$203,403

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2014:
Real estate loans:
Single-family, owner occupied	$210,963	$10,762	$-	$-	$221,725
Single-family, non-owner occupied	50,490	(8,333)	-	-	42,157
Multi-family, 5 or more units	2,312	(46)	-	-	2,266
Commercial	8,214	274	-	-	8,488
Land	4,454	(364)	-	-	4,090
Consumer loans	4,365	5	-	-	4,370
Unallocated	305	3,702	-	-	4,007
	$281,103	$6,000	$-	$-	$287,103

The following presents by portfolio segment, the activity in the allowance for loan losses for the six months ended September 30, 2015 and 2014:

	Allowance for Loan Losses
	Beginning	Provision for				Ending
	Balance	Losses	Charge-offs		Recoveries	Balance
Six months ended September 30, 2015:
Real estate loans:
Single-family, owner occupied	$162,403	$(52,652)	$		$-	$109,751
Single-family, non-owner occupied	33,206	(6,150)		-	-	27,056
Multi-family, 5 or more units	1,500	26,463		(27,000)	-	963
Commercial	5,986	(1,186)		-	-	4,800
Land	2,521	(707)		-	-	1,814
Consumer loans	2,954	(669)			-	2,285
Unallocated	33,533	23,201		-	-	56,734
	$242,103	$(11,700)		$(27,000)	$-	$203,403

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Six months ended September 30, 2014:
Real estate loans:
Single-family, owner occupied	$209,010	$12,715	$-	$-	$221,725
Single-family, non-owner occupied	52,576	(10,419)	-	-	42,157
Multi-family, 5 or more units	2,356	(90)	-	-	2,266
Commercial	8,971	(483)	-	-	8,488
Land	4,677	(587)	-	-	4,090
Consumer loans	4,420	(50)	-	-	4,370
Unallocated	22,093	(18,086)	-	-	4,007
	$304,103	$(17,000)	$-	$-	$287,103

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents by portfolio segment, the recorded investment in loans and impairment method at September 30, 2015 and March 31, 2015:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At September 30, 2015:
Real estate loans:
Single-family, owner occupied	$5,000	$104,751	$109,751	$790,585	$60,776,611	$61,567,196
Single-family, non-owner occupied	13,866	13,190	27,056	205,232	7,690,986	7,896,218
Multi-family, 5 or more units	-	963	963	-	561,650	561,650
Commercial	-	4,800	4,800	-	2,798,658	2,798,658
Land	-	1,814	1,814	-	1,057,567	1,057,567
Consumer loans	-	2,285	2,285	-	1,875,479	1,875,479
Unallocated	-	56,734	56,734	-	-	-
	$18,866	$184,537	$203,403	$995,817	$74,760,951	$75,756,768

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$37,000	$125,403	$162,403	$1,209,527	$60,045,620	$61,255,147
Single-family, non-owner occupied	16,665	16,541	33,206	239,842	7,922,692	8,162,534
Multi-family, 5 or more units	-	1,500	1,500	127,623	593,507	721,130
Commercial	-	5,986	5,986	-	2,878,651	2,878,651
Land	-	2,521	2,521	-	1,212,874	1,212,874
Consumer loans	-	2,954	2,954	-	1,562,398	1,562,398
Unallocated	-	33,533	33,533	-	-	-
	$53,665	$188,438	$242,103	$1,576,992	$74,215,742	$75,792,734

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents impaired loans and allocated valuation allowances based upon class levels and average recorded investment:

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At September 30, 2015
Real estate loans:
Single-family, owner occupied	$487,981	$302,604	$790,585	$790,585	$5,000
Single-family, non-owner occupied	205,232	-	205,232	205,232	13,866
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$693,213	$302,604	$995,817	$995,817	$18,866

The average recorded investment on impaired loans for the six months ended September 30, 2015 was single-family, owner occupied dwellings of $624,220 and single-family, non-owner occupied dwellings of $206,434.

The average recorded investment on impaired loans for the six months ended September 30, 2014 was single-family, owner occupied dwellings of $1,159,285, single-family, non-owner occupied dwellings of $221,796, land of $40,835 and consumer of $7,315.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents nonperforming loans based upon class level:

Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At September 30, 2015:
Real estate loans:
Single-family, owner occupied	$302,604	$-	$487,981	$790,585
Single-family, non-owner occupied	-	-	205,232	205,232
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$302,604	$-	$693,213	$995,817

	Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$262,807	$-	$946,720	$1,209,527
Single-family, non-owner occupied	32,206	-	207,636	239,842
Multi-family, 5 or more units	127,623	-	-	127,623
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$422,636	$-	$1,154,356	$1,576,992

For the six months ended September 30, 2015, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $7,190. There was $854 in interest income recognized on such loans for the six months ended September 30, 2015.

There were no new additions for loans modified as troubled debt restructurings (“TDRs”) during the six months ended September 30, 2015 and 2014. For the six months ended September 30, 2015 one accruing single-family, owner occupied TDR was repaid in full.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents a summary of accruing TDRs at September 30, 2015 and March 31, 2015:

	September 30,		March 31,
	2015		2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Real estate loans:
Single-family, owner occupied	1	$487,981	2	$946,720
Single-family, non-owner occupied	2	205,232	2	207,636
	3	$693,213	4	$1,154,356

At September 30, 2015, the recorded investment in single-family, real estate loans that are in the process of foreclosure according to the local jurisdiction requirement was $201,546.

The following presents the Bank's loan portfolio aging analysis:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At September 30, 2015:
Real estate loans:
Single-family, owner occupied	$604,883	$456,616	$302,604	$60,203,093	$61,567,196
Single-family, non-owner occupied	292,189	38,525	-	7,565,504	7,896,218
Multi-family, 5 or more units	-	-	-	561,650	561,650
Commercial	-	-	-	2,798,658	2,798,658
Land	-	-	-	1,057,567	1,057,567
Consumer loans	8,655	-	-	1,866,824	1,875,479
	$905,727	$495,141	$302,604	$74,053,296	$75,756,768

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$1,032,922	$41,745	$262,807	$59,917,673	$61,255,147
Single-family, non-owner occupied	-	186,457	32,206	7,943,871	8,162,534
Multi-family, 5 or more units	-	-	127,623	593,507	721,130
Commercial	-	-	-	2,878,651	2,878,651
Land	-	-	-	1,212,874	1,212,874
Consumer loans	26,221	3,944	-	1,532,233	1,562,398
	$1,059,143	$232,146	$422,636	$74,078,809	$75,792,734

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
	Mention	Substandard	Doubtful	Loss	Pass	Total
At September 30, 2015:
Real estate loans:
Single-family, owner occupied	$-	$790,585	$-	$-	$60,776,611	$61,567,196
Single-family, non-owner occupied	-	205,232	-	-	7,690,986	7,896,218
Multi-family, 5 or more units	-	-	-	-	561,650	561,650
Commercial	-	-	-	-	2,798,658	2,798,658
Land	-	-	-	-	1,057,567	1,057,567
Consumer loans	-	-	-	-	1,875,479	1,875,479
	$-	$995,817	$-	$-	$74,760,951	$75,756,768

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

Note 4. Income Taxes

The effective tax rate was (66.4)% for the three months ended September 30, 2015, compared to 39.8% for the three months ended September 30, 2014. The effective tax rate was 35.3% for the six months ended September 30, 2015, compared to 39.7% for the six months ended September 30, 2014.

Note 5. Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At September 30, 2015 and March 31, 2015, the Bank met all capital adequacy requirements.

The Bank is also subject to the regulatory framework for prompt corrective action. At September 30, 2015 and March 31, 2015, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum capital standards for total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The Bank’s actual and required capital amounts and ratios are summarized as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At September 30, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,720	24.8%	$3,779	8.0%	$4,724	10.0%

Tier 1 capital to risk-weighted assets	$11,517	24.4%	$2,834	6.0%	$3,779	8.0%

Common equity tier 1 capital to risk-
weighted assets	$11,517	24.4%	$2,126	4.5%	$3,071	6.5%

Tier 1 capital to total assets	$11,517	11.8%	$3,918	4.0%	$4,897	5.0%

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,672	24.9%	$3,757	8.0%	$4,696	10.0%

Tier 1 capital to risk-weighted assets	$11,430	24.3%	$2,818	6.0%	$3,757	8.0%

Common equity tier 1 capital to risk-
weighted assets	$11,430	24.3%	$2,113	4.5%	$3,052	6.5%

Tier 1 capital to total assets	$11,430	12.2%	$3,756	4.0%	$4,695	5.0%

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. At September 30, 2015, there were eight commitments outstanding of $1.5 million to finance single-family, owner occupied residences, one commitment of $378,000 to finance a single-family, non-owner residence, one commitment of $12,000 to finance the purchase of land and one commitment of $250,000 to finance commercial real estate property.

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

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Bank obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At September 30, 2015 and March 31, 2015, the Company did not have any available for sale securities.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at September 30, 2015 and March 31, 2015 include impaired loans of $995,817 and $1,576,992, respectively, utilizing Level 3 inputs. The impaired loans are collateral dependent.

Following is a summary of the activity in the allowance for losses on impaired loans, including TDRs:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Balance, beginning of period	$90,120	$62,821	$53,665	$65,525
Loan charge-offs	(27,000)	-	(27,000)	-
Loan recoveries	-	-	-	-
Provision for (credit to) loan losses	(44,254)	(1,510)	(7,799)	(4,214)
Balance, end of period	$18,866	$61,311	$18,866	$61,311

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $443,475 at September 30, 2015 and $434,367 at March 31, 2015. Foreclosed real estate is initially recorded at fair value utilizing Level 2 units based on observable market data less costs to sell, establishing a new cost basis.

Fair Value of Financial Instruments

The carrying amount, fair value and the financial hierarchy of the Company’s financial instruments are summarized in the following table. Fair values of financial instruments have been estimated by the Company based upon available market information with the assistance of an independent consultant.

	September 30,
	2015
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments
and nonderivatives:
Cash and cash equivalents	$18,446,912	$18,446,912	$18,446,912	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	75,469,942	76,567,772	-	75,571,955	995,817
Accrued interest receivable on loans	246,221	246,221	-	246,221	-
Deposits	78,279,865	73,945,533	-	73,945,533	-
Accrued interest on deposits	67,016	67,016	-	67,016	-
Advances from FHLB of Chicago	5,000,000	5,269,611	-	5,269,611	-

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

	March 31,
	2015
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments
and nonderivatives:
Cash and cash equivalents	$16,720,008	$16,720,008	$16,720,008	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	75,463,746	79,924,031	-	78,347,039	1,576,992
Accrued interest receivable on loans	257,576	257,576	-	257,576	-
Deposits	76,290,961	72,906,558	-	72,906,558	-
Accrued interest on deposits	50,070	50,070	-	50,070	-
Advances from FHLB of Chicago	5,000,000	5,353,750	-	5,353,750	-

The following methods and assumptions were used in estimating the fair values shown above:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of instruments.
•	Stock in FHLB of Chicago is valued at cost, which represents historical redemption value and approximates fair value.
•	Fair values for the loan portfolio, certificates of deposit and advances from the FHLBC are computed using an analysis which considers the amount and timing of all future cash flows of the underlying instruments discounted at current market rates.
•	Fair values of non-maturing deposits, such as checking, NOW, savings and money market deposit accounts are computed using an analysis which uses decay rates to estimate the amount and timing of all future cash flows of the underlying instruments, which are discounted at current market rates.
•	The carrying amounts of accrued interest receivable and payable approximate fair value.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

Management’s discussion and analysis of the financial condition and results of operations at September 30, 2015 and for the three and six months ended September 30, 2015 and 2014 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements (Unaudited) and the notes thereto, appearing in Part I, Item 1 of this report and the Consolidated Financial Statements (Audited) and the notes thereto, appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

Overview-General

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and small businesses. At September 30, 2015, we had total assets of $97.3 million, net loans of $75.5 million, total deposits of $78.3 million and stockholders’ equity of $13.2 million.

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

Comparison of Financial Condition at September 30, 2015 and March 31, 2015

Cash and Cash Equivalents. Cash and cash equivalents increased $1.7 million to $18.4 million at September 30, 2015 from $16.7 million at March 31, 2015 primarily as a result of increased deposits.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At September 30, 2015, single-family, owner occupied residential real estate loans totaled $61.6 million, or 81.3% of total loans, compared to $61.3 million, or 80.8% of total loans at March 31, 2015. The increase in single-family owner occupied residential real estate loans is the result of market forces and competition for this type of mortgage lending.

Single-family non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $7.9 million, or 10.4% of total loans, at September 30, 2015 compared to $8.2 million, or 10.7% of total loans, at March 31, 2015. Single-family non-owner occupied residential real estate loan balances decreased due to payments and prepayments, net of new originations.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Multi-family and commercial real estate loans totaled $3.3 million, or 4.4% of total loans, at September 30, 2015 compared to $3.6 million, or 4.7% of total loans, at March 31, 2015. Reductions in these loan segments were a result of repayments by borrowers largely as a result of the competitive environment for financing these types of mortgage loans.

Consumer loan balances totaled $1.9 million, or 2.5% of total loans, at September 30, 2015 compared to $1.6 million, or 2.0% of total loans, at March 31, 2015.

At September 30, 2015, fixed-rate loans, balloon loans and adjustable-rate loans totaled $39.6 million, $36.1 million and $17,000, respectively.

Loan originations for the three months ended September 30, 2015 decreased $200,000 to $3.6 million, from $3.8 million for the three months ended September 30, 2014. Loan originations for the six months ended September 30, 2015 increased $1.8 million to $8.7 million from $6.9 million at September 30, 2014. Despite the decrease in the three month period, we believe unusually cold weather during the first quarter followed by a second quarter that was cold and wet depressed loan demand in 2014. Since then, there has been a year of continued economic stabilization and improved weather condition which we believe has boosted the real estate market.

Investments. At September 30, 2015, our investment portfolio totaled $1.2 million and consisted solely of our investment in the FHLBC stock. Our investment in FHLBC stock was unchanged from March 31, 2015. At September 30, 2015, $570,000 of our investment in FHLBC stock consisted of excess or voluntary stock.

Other Assets. Other assets totaled $314,000 at September 30, 2015, a decrease of $18,000 from March 31, 2015. The decrease over the period was due primarily to a reduction in prepaid benefit expense and the timing of other prepaid items.

Deposits. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. Deposits increased $2.0 million, or 2.6%, for the three months ended September 30, 2015, as a result of competitive regional deposit pricing. At September 30, 2015 and March 31, 2015, the Bank had no brokered deposits.

Borrowings. We utilize FHLBC advances to supplement our supply of funds for loans. During the three months ended September 30, 2015 there were no new advances or repayments made.

Results of Operations for the Three Months Ended September 30, 2015 and 2014.

General. A net loss of $3,600 was recorded for the three months ended September 30, 2015 compared with net earnings $36,100 at September 30, 2014, a decrease of $39,700 from the three months ended September 30, 2014. The decrease in net earnings for the quarter was primarily due to higher FDIC expense and compensation and benefits offset by lower advertising and operations of foreclosed real estate expenses.

Total Interest Income. Total interest income decreased $14,000 to $819,000 for the three months ended September 30, 2015. The decrease was due primarily to a reduction in interest income on loans receivable caused by lower average loan portfolio yields as a result of the continuing protracted low interest environment.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Total Interest Expense. Total interest expense increased $54,000 to $226,000 for the three months ended September 30, 2015 from $172,000 for the three months ended September 30, 2014. The increase resulted primarily from higher certificates balances and deposit rates.

The Bank has a $5 million fixed rate advance that carries an interest rate of 4.77% and matures February 13, 2017. The advance was obtained in a substantially higher interest rate environment. The Bank has not prepaid the advance because it would involve a substantial penalty.

Net Interest Income. Net interest income decreased $68,000 to $593,000 for the three months ended September 30, 2015 from $661,000 for the three months ended September 30, 2014. The decrease is due primarily to a lower interest rate spread.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the quarter ended September 30, 2015, the Company did not record a loss provision. During the quarter ended September 30, 2014, the Company recorded a loss provision of $6,000. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area is improving and home sales are improving collateral values.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances are now being calculated using daily balances for the three months ended September 30, 2015, and nonaccrual loans are included in average balances only. For the three months ended September 30, 2014, average balances were calculated using month end balances. Management does not believe that the transition from month-end balances to daily balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. None of the income reflected in the following table is tax-exempt income.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

	Three Months Ended
	September 30,
	2015			2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$75,067	$810	4.32%	$74,183	$826	4.45%
FHLBC Stock	1,165	1	0.34	1,165	1	0.34
Other interest-earning assets	16,260	8	0.20	10,927	6	0.22
Total interest-earning assets	92,492	819	3.54	86,275	833	3.86

Noninterest-earning assets	5,585			5,852
Total assets	98,077			92,127

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,442	$3	0.19%	$5,816	$2	0.14%
Savings accounts	14,405	9	0.25	13,503	9	0.27
Money market accounts	13,999	16	0.46	17,675	21	0.48
Certificates of deposit	40,306	138	1.37	32,686	80	0.98
Total interest-bearing deposits	75,152	166	0.88	69,680	112	0.64

FHLBC advances	5,000	60	4.80	5,000	60	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$80,152	$226	1.13	$74,680	$172	0.92

Noninterest-bearing NOW accounts	3,673			3,170
Other noninterest-bearing liabilities	1,659			1,145
Total liabilities	85,484			78,995

Stockholders’ equity	13,415			13,132
Total liabilities and stockholders’ equity	$98,077			$92,127

Net interest income		$593			$661
Interest rate spread			2.41%			2.94%

Net interest margin		2.56%			3.06%

Average interest-earning assets to	115.40%			115.53%
average interest-bearing liabilities

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased $5,000 to $30,000 for the three month period ended September 30, 2015 from $35,000 for the three months ended September 30, 2014.

Noninterest Expense. Noninterest expense primarily consists of salaries and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense increased by $4,000 to $634,000 for the three months ended September 30, 2015 from $630,000 for the three months ended September 30, 2014. Higher FDIC expense and compensation and benefits were offset by lower advertising and operations of foreclosed real estate.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Compensation and benefit expense increased $7,000 to $341,000 for the three months ended September 30, 2015 from $334,000 for the comparable period in 2014. The increase was due in large part to an increase in defined benefit expense and employee medical expense.

Operations of foreclosed real estate decreased $12,000 to $4,000 for the three months ended September 30, 2015 from $16,000 for the three months ended September 30, 2014. This decrease was due to a lower level of losses on foreclosed real estate net of lease income on real estate owned.

Other noninterest expense decreased $3,000 to $86,000 at September 30, 2015 from $89,000 for the comparable period of 2014.

Income Taxes. Income tax for the three months ended September 30, 2015 was consisted of a $7,000 benefit compared to a $24,000 expense for the three months ended September 30, 2014. The decrease in tax expense is primarily attributable to lower pre-tax earnings.

Results of Operations for the Six Months Ended September 30, 2015 and 2014

General.  Net earnings for the six months ended September 30, 2015 and 2014 were $41,000 and $113,000, respectively. The decrease was due primarily to lower yields on loans and higher rates paid on certificates on deposits.

Total Interest Income. Total interest income decreased $26,000 to $1.6 million for the six months ended September 30, 2015 when compared to $1.7 million for the six months ended September 30, 2014. The decrease was due primarily to reductions in the yield of the loan portfolio to 4.34% for the six months ended September 30, 2015 from 4.49% for the same period in 2014. The loan yield decreased due to the continuing low interest rate environment.

Total Interest Expense. Total interest expense increased $89,000 to $430,000 for the six months ended September 30, 2015 from $341,000 for the six months ended September 30, 2014. The decrease resulted primarily of higher average deposit balances and local competitive market forces for acquiring deposits.

The Bank has a $5 million fixed rate advance that carries an interest rate of 4.77% and matures February 13, 2017. The advance was obtained in a substantially higher interest rate environment. The Bank has not prepaid the advance because it would involve a substantial penalty.

The average rate on interest-bearing liabilities increased to 1.10% for the six months ended September 30, 2015 from 0.91% for the same period in 2014.

Net Interest Income. Net interest income decreased $115,000 to $1.2 million for the six months ended September 30, 2015 from $1.3 million for the six months ended September 30, 2014. The decrease was due primarily to lower yields on the loan portfolio and higher average deposit rates and balances.

Our interest rate spread decreased 45 basis points to 2.49% for the six months ended September 30, 2015 from 2.94% for the comparable period in 2014.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following table summarizes average balances and average yields and costs for the six months ended September 30, 2015 and 2014. Yields are annualized.

	Six Months Ended
	September 30,
	2015			2014
		Interest			Interest
	Average	And	Yield/	Average	And	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$75,052	$1,626	4.33%	$73,886	$1,657	4.49%
FHLBC Stock	1,165	3	0.52	1,165	3	0.52
Other interest-earning assets	15,378	17	0.22	11,870	12	0.20
Total interest-earning assets	91,595	1,646	3.59	86,921	1,672	3.85

Noninterest-earning assets	5,770			5,934
Total assets	97,365			92,855

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,564	$5	0.15%	$6,049	$5	0.17%
Savings accounts	14,409	18	0.25	13,676	17	0.25
Money market accounts	14,119	35	0.50	18,034	43	0.48
Certificates of deposit	38,267	252	1.32	32,400	156	0.96
Total interest-bearing deposits	73,359	310	0.85	70,159	221	0.63

FHLBC advances	5,000	120	4.80	5,000	120	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$78,359	$430	1.10	$75,159	$341	0.91

Noninterest-bearing NOW accounts	3,681			4,367
Other noninterest-bearing liabilities	1,963			1,098
Total liabilities	84,003			80,624

Stockholders’ equity	13,361			12,231
Total liabilities and stockholders’ equity	$97,365			$92,855

Net interest income		$1,216			$1,331
Interest rate spread			2.49%			2.94%

Net interest margin		2.66%			3.06%

Average interest-earning assets to
average interest-bearing liabilities	116.89%			115.65%

Provision for Loan Losses. For the six months ended September 30, 2015, the Company recorded a net credit to the provision for loan losses of $11,700. During the six months ended September 30, 2014, the Company recorded a credit to the provision for loan losses of $17,000. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area is improving and home sales are improving collateral values.

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased $4,000 for the six month period ended September 30, 2015 to $63,000 from $67,000 for the six months ended September 30, 2014 due primarily to lower service charges on deposit accounts.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Noninterest Expense. Noninterest expense primarily consists of compensation and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense decreased $1,000 for the six months ended September 30, 2015.

Compensation and benefit expense decreased $18,000 to $648,000 for the six months ended September 30, 2015 from $666,000 for the comparable period in 2014. The decrease was due to a decrease in defined benefit expense.

Operations of foreclosed real estate decreased $27,000 to $19,000 for the six months ended September 30, 2015 from $46,000 for the six months ended September 30, 2014. This decrease was due to a decrease in loss on sale of real estate owned, lower real estate owned expense and lease income derived from the properties held as real estate owned.

Advertising expense decreased $11,000 for the six months ended September 30, 2015 from $29,000 for the comparable period in 2014. The decrease is related primarily to the recognition of the Bank’s 125th anniversary celebration that occurred in 2014.

Other noninterest expense decreased $3,000 to $156,000 for the six months ended September 30, 2015 from $159,000 for the six months ended September 30, 2014 due primarily to expenses related to operating a public company.

Income Taxes. Income tax expense for the six months ended September 30, 2015 was $22,000 compared to $74,000 for the six months ended September 30, 2014. The decrease in tax expense is primarily attributable to lower pre-tax income.

Analysis of Nonperforming and Classified Assets.

We consider foreclosed real estate, repossessed assets, nonaccrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. There were no changes in our nonaccrual loan policy during the six months ended September 30, 2015 and 2014.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Nonperforming Assets

Nonaccrual loans at September 30, 2015 consisted of three single-family, owner-occupied dwellings in the aggregate amount of $303,000. The largest lending relationship in the nonperforming loan category amounted to $195,000, which was secured by one single-family non-owner occupied dwelling. While improving, the level of nonaccrual loans continues to reflect a slow local and regional economy, job layoffs, divorce and health issues that impact borrowers.

Accruing troubled debt restructurings were $693,000 at September 30, 2015 and $1.1 million at March 31, 2015.

At September 30, 2015, there were no other loans known to management which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

See Note 3 to our unaudited consolidated financial statements for a description by loan category of our classified assets as of September 30, 2015 and March 31, 2015.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $18.4 million. At September 30, 2015, the Bank had $5.0 million in FHLBC advances outstanding.

A significant use of our liquidity is the funding of loan originations. At September 30, 2015, the Bank had loan commitments outstanding to finance the purchase of eight single-family, owner occupied residences, one single-family, non-owner occupied residence, one commercial real estate property and one land loan. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2015 totaled $15.0 million, or 36.9% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The Federal Reserve’s Federal Open Market Committee has been hesitant to increase rates for Fed funds and Discount Window borrowings. The Committee has signaled a bias to increase rates but has not done so because of lingering domestic and foreign economic issues. We have been able to attract new money deposits with targeted pricing and the local deposit market remains extremely competitive with both regional and national banking institutions advertising for deposits. This has resulted in a very rate sensitive time deposit base. We have the ability to attract and retain these deposits by adjusting the interest rates offered, if deemed appropriate.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. The Company’s ability to pay cash dividends may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the $1.1 million held in overnight Fed Funds and Fed excess balances accounts. Payment of cash dividends on capital stock by a savings and loan holding company is limited by Federal Reserve Board regulations. The holding company declared a $.12 per share dividend to stockholders of record as of August 11, 2015 and paid as of August 26, 2015. At September 30, 2015, the Company (on an unconsolidated basis) had liquid assets of $1.1 million.

We did not repurchase any of our common stock during the quarter ended September 30, 2015 and had no publicly announced repurchase plans or programs as of September 30, 2015.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See note 5 of notes to the consolidated financial statements.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

For the three months ended September 30, 2015 and 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp. (1)

3.2	Bylaws of Sugar Creek Financial Corp. (2)

4.0	Form of Common Stock Certificate of Sugar Creek Financial Corp. (2)

31.0	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the exhibits filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2013.

(2)	Incorporated by reference into this document from the exhibits filed with the Registration Statement on Form S-1 (SEC File No. 333-192700) and amendments thereto.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: November 6, 2015	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer