Form 10-Q
period 2015-12-31
Sugar Creek Financial Corp./MD/
filed 2016-02-16
CIK 1592407

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

 Yes  ☐  No  ☒

As of January 29, 2016, the issuer had 908,245 shares of common stock outstanding.

Form 10-Q

i

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2015	2015
Assets

Cash and due from banks	$3,457,724	$3,596,926
Federal funds sold	10,970,000	11,580,000
FHLB daily investment account	1,572,280	1,543,082
Cash and cash equivalents	16,000,004	16,720,008
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $203,403 and $242,103	77,430,532	75,463,746
Premises and equipment, net	1,174,311	1,198,459
Foreclosed real estate	397,396	434,367
Accrued interest receivable on loans	241,807	257,576
Other assets	365,419	331,950
Total assets	$96,774,982	$95,571,619

Liabilities and Stockholders' Equity

Deposits	$78,027,577	$76,290,961
Accrued interest payable on deposits	69,717	50,070
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	292,729	428,485
Other liabilities	254,538	297,680
Deferred tax liability	220,108	220,108
Total liabilities	83,864,669	82,287,304
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized and 919,245 and 949,245 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	9,192	9,492
Additional paid-in capital	5,924,960	6,124,848
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(399,056)	(432,527)
Retained earnings - substantially restricted	7,375,217	7,582,502
Total stockholders' equity	12,910,313	13,284,315
Total liabilities and stockholders' equity	$96,774,982	$95,571,619

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Interest income:
Loans receivable	$819,093	827,517	2,445,142	$2,485,064
Stock in FHLBC	1,469	1,469	4,359	4,359
Other interest-earning assets	9,160	5,647	26,213	17,502
Total interest income	829,722	834,633	2,475,714	2,506,925

Interest expense:
Deposits	171,910	114,895	482,379	336,288
Advances from FHLBC	60,183	60,183	179,896	179,896
Total interest expense	232,093	175,078	662,275	516,184
Net interest income	597,629	659,555	1,813,439	1,990,741
Provision for (credit to) loan losses	-	(45,000)	(11,700)	(62,000)
Net interest income after provision for (credit to) loan losses	597,629	704,555	1,825,139	2,052,741

Noninterest income:
Loan service charges	7,665	10,711	16,561	21,385
Service charges on deposit accounts	26,330	22,793	71,761	73,332
Other	3,746	3,314	13,022	9,740
Total noninterest income	37,741	36,818	101,344	104,457

Noninterest expense:
Compensation and benefits	347,136	314,757	994,946	980,211
Occupancy expense	33,390	34,388	96,770	100,022
Equipment and data processing	97,707	109,254	300,195	289,132
FDIC premium expense	16,638	14,834	48,304	32,822
Advertising	8,849	13,839	26,659	42,774
Operations of foreclosed real estate, net	5,878	42,090	25,032	87,806
Professional and regulatory fees	55,050	36,977	143,695	103,203
Other	65,429	58,650	221,917	217,710
Total noninterest expense	630,077	624,789	1,857,518	1,853,680
Earnings before income tax expense	5,293	116,584	68,965	303,518

Income tax expense	3,689	45,683	26,137	119,918

Net earnings	$1,604	70,901	42,828	$183,600

Basic and diluted earnings per share	$0.00	0.08	0.05	$0.21
Dividends per share	$0.00	0.00	0.12	$0.00

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Unaudited)

				Common
		Additional		Stock		Total
For the Nine Months Ended	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
December 31, 2015	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2015	$9,492	$6,124,848	$-	$(432,527)	$7,582,502	$13,284,315

Net earnings	-	-	-	-	42,828	42,828

Dividends, $.12 per share					(107,513)	(107,513)

Repurchase of common stock	(300)	(209,700)	-	-	(142,600)	(352,600)

Amortization of ESOP awards	-	9,812	-	33,471	-	43,283

Balance at December 31, 2015	$9,192	$5,924,960	$-	$(399,056)	$7,375,217	$12,910,313

				Common
		Additional		Stock		Total
For the Nine Months Ended	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
December 31, 2014	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2014	9,069	3,288,508	(85,638)	(183,670)	7,372,223	10,400,492

Net earnings	-	-	-	-	183,600	183,600

Treasury stock retired pursuant to reorganization	-	(85,638)	85,638	-	-	-

Amortization of ESOP awards	-	6,315	-	37,753	-	44,068

Cancellation of Old Sugar Creek Financial Corp. shares	(9,069)	9,069	-	-	-	-

Net proceeds from stock offering	9,492	2,904,453	-	(299,670)	-	2,614,275

Balance at December 31, 2014	9,492	6,122,707	-	(445,587)	7,555,823	13,242,435

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net earnings	$42,828	$183,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	69,456	69,882
Provision for (credit to) loan losses	(11,700)	(62,000)
Provision for losses on foreclosed real estste	13,878	68,712
ESOP expense	43,283	44,068
Amortization of deferred loan fees, net	(18,538)	(12,429)
(Increase) decrease in accrued interest receivable	15,769	688
Decrease (increase) in other assets	(33,469)	477,285
Increase (decrease) in:
Accrued interest payable on deposits	19,647	3,583
Other liabilities	(43,142)	30,903
Income taxes payable	-	-
Net cash provided by operating activities	98,012	804,292
Cash flows from investing activities:
Net increase (decrease) in loans receivable	(1,961,845)	(1,989,135)
Purchase of premises and equipment	(45,308)	(145,007)
Proceeds from sale of (additions to) foreclosed real estate	48,390	201,625
Net cash provided by (used for) investing activities	(1,958,763)	(1,932,517)
Cash flows from financing activities:
Net (decrease) increase in deposits	1,736,616	(5,166,099)
Increase (decrease) in advances from borrowers for taxes and insurance	(135,756)	(82,307)
Dividend, $.12 per share	(107,513)	-
Repurchase of common stock	(352,600)	-
Proceeds from sale of common stock	-	2,614,275
Net cash provided by (used for) financing activities	1,140,747	(2,634,131)
Net increase (decrease) in cash and cash equivalents	(720,004)	(3,762,356)
Cash and cash equivalents at beginning of period	16,720,008	16,647,828
Cash and cash equivalents at end of period	$16,000,004	$12,885,472

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$662,274	$512,600
Federal and state income taxes	35,000	37,000
Noncash transactions:
Real estate acquired in settlement of loans	179,298	-
Financing of foreclosed real estate	154,000	-
Retirement of repurchased common stock	352,600	-
Retirement of treasury stock	$-	$85,638

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

Interim Financial Statements

The consolidated financial statements of the Company at December 31, 2015 and for the three and nine months ended December 31, 2015 and 2014 have been prepared in conformity with U.S. GAAP for interim financial information and predominant practices followed by the financial services industry and are unaudited. However, in management’s opinion, the interim data at December 31, 2015 and for the three and nine months ended December 31, 2015 and 2014 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net earnings	$1,604	$70,901	$42,828	$183,600

Weighted-average basic and diluted shares	886,232	890,551	892,663	889,218

Basic and diluted earnings per share	$0.00	$0.08	$0.05	$0.21

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

Note 3. Loans Receivable, Net

Loans receivable, net, are summarized as follows:

	December 31,	March 31,
	2015	2015

Real estate loans:
Single-family, owner occupied	$62,365,176	$61,255,147
Single-family, non-owner occupied	8,574,042	8,162,534
Multi-family, 5 or more units	715,733	721,130
Commercial	2,737,800	2,878,651
Land	1,380,660	1,212,874
Consumer loans	1,942,631	1,562,398
	77,716,042	75,792,734
Allowance for losses	(203,403)	(242,103)
Deferred loan fees, net	(82,107)	(86,885)
Total loans	$77,430,532	$75,463,746

The weighted-average rate on loans was 4.22% and 4.36% at December 31, 2015 and March 31, 2015, respectively.

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

Notes To Consolidated Financial Statements (Unaudited)

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended December 31, 2015 and 2014:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended December 31, 2015:
Real estate loans:
Single-family, owner occupied	$109,751	$11,655	$-	$-	$121,406
Single-family, non-owner occupied	27,056	(907)	-	-	26,149
Multi-family, 5 or more units	963	272	-	-	1,235
Commercial	4,800	(77)	-	-	4,723
Land	1,814	568	-	-	2,382
Consumer loans	2,285	216	-	-	2,501
Unallocated	56,734	(11,727)	-	-	45,007
	$203,403	$-	$-	$-	$203,403

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended December 31, 2014:
Real estate loans:
Single-family, owner occupied	$221,725	$(59,583)	$-	$-	$162,142
Single-family, non-owner occupied	42,157	(7,624)	-	-	34,533
Multi-family, 5 or more units	2,266	(732)	-	-	1,534
Commercial	8,488	(2,958)	-	-	5,530
Land	4,090	(1,491)	-	-	2,599
Consumer loans	4,370	(1,557)	-	-	2,813
Unallocated	4,007	28,945	-	-	32,952
	$287,103	$(45,000)	$-	$-	$242,103

The following presents by portfolio segment, the activity in the allowance for loan losses for the nine months ended December 31, 2015 and 2014:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Nine months ended December 31, 2015:
Real estate loans:
Single-family, owner occupied	$162,403	$(40,997)	$-	$-	$121,406
Single-family, non-owner occupied	33,206	(7,057)	-	-	26,149
Multi-family, 5 or more units	1,500	26,735	(27,000)	-	1,235
Commercial	5,986	(1,263)	-	-	4,723
Land	2,521	(139)	-	-	2,382
Consumer loans	2,954	(453)	-	-	2,501
Unallocated	33,533	11,474	-	-	45,007
	$242,103	$(11,700)	$(27,000)	$-	$203,403

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Nine months ended December 31, 2014:
Real estate loans:
Single-family, owner occupied	$209,010	$(46,868)	$-	$-	$162,142
Single-family, non-owner occupied	52,576	(18,043)	-	-	34,533
Multi-family, 5 or more units	2,356	(822)	-	-	1,534
Commercial	8,971	(3,441)	-	-	5,530
Land	4,677	(2,078)	-	-	2,599
Consumer loans	4,420	(1,607)	-	-	2,813
Unallocated	22,093	10,859	-	-	32,952
	$304,103	$(62,000)	$-	$-	$242,103

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents by portfolio segment, the recorded investment in loans and impairment method at December 31, 2015 and March 31, 2015:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At December 31, 2015:
Real estate loans:
Single-family, owner occupied	$15,000	$106,406	$121,406	$720,724	$61,644,452	$62,365,176
Single-family, non-owner occupied	11,711	14,438	26,149	204,194	8,369,848	8,574,042
Multi-family, 5 or more units	-	1,235	1,235	-	715,733	715,733
Commercial	-	4,723	4,723	-	2,737,800	2,737,800
Land	-	2,382	2,382	-	1,380,660	1,380,660
Consumer loans	-	2,501	2,501	-	1,942,631	1,942,631
Unallocated	-	45,007	45,007	-	-	-
	$26,711	$176,692	$203,403	$924,918	$76,791,124	$77,716,042

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$37,000	$125,403	$162,403	$1,209,527	$60,045,620	$61,255,147
Single-family, non-owner occupied	16,665	16,541	33,206	239,842	7,922,692	8,162,534
Multi-family, 5 or more units	-	1,500	1,500	127,623	593,507	721,130
Commercial	-	5,986	5,986	-	2,878,651	2,878,651
Land	-	2,521	2,521	-	1,212,874	1,212,874
Consumer loans	-	2,954	2,954	-	1,562,398	1,562,398
Unallocated	-	33,533	33,533	-	-	-
	$53,665	$188,438	$242,103	$1,576,992	$74,215,742	$75,792,734

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents impaired loans and allocated valuation allowances based upon class levels and average recorded investment:

Impaired Loans
	With	With no		Unpaid	Allowance	Average
	Allowance	Allowance		Principal	for	Recorded
	for Losses	for Losses	Total	Balance	Losses	Investment
At December 31, 2015
Real estate loans:
Single-family, owner occupied	$680,410	$40,314	$720,724	$720,724	$15,000	$721,156
Single-family, non-owner occupied	204,194	-	204,194	204,194	11,711	205,915
Multi-family, 5 or more units	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Land	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
	$884,604	$40,314	$924,918	$924,918	$26,711	$927,071

The average recorded investment on impaired loans for the nine months ended December 31, 2015 was single-family, owner occupied dwellings of $721,156 and single-family, non-owner occupied dwellings of $205,915.

The average recorded investment on impaired loans for the nine months ended December 31, 2014 was single-family, owner occupied dwellings of $1,131,044, single-family, non-owner occupied dwellings of $416,900 and multi-family, five or more units of $57,094.

	Impaired Loans
	With	With no		Unpaid	Allowance	Average
	Allowance	Allowance		Principal	for	Recorded
	for Losses	for Losses	Total	Balance	Losses	Investment
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$946,720	$262,807	$1,209,527	$1,209,527	$37,000	$1,219,813
Single-family, non-owner occupied	207,636	32,206	239,842	239,842	16,665	227,375
Multi-family, 5 or more units	-	127,623	127,623	127,623	-	53,176
Commercial	-	-	-	-	-	-
Land	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
	$1,154,356	$422,636	$1,576,992	$1,576,992	$53,665	$1,500,364

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents nonperforming loans based upon class level:

Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At December 31, 2015:
Real estate loans:
Single-family, owner occupied	$235,370	$-	$485,354	$720,724
Single-family, non-owner occupied	-	-	204,194	204,194
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$235,370	$-	$689,548	$924,918

	Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$262,807	$-	$946,720	$1,209,527
Single-family, non-owner occupied	32,206	-	207,636	239,842
Multi-family, 5 or more units	127,623	-	-	127,623
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$422,636	$-	$1,154,356	$1,576,992

For the nine months ended December 31, 2015, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $8,722. There was $1,643 in interest income recognized on such loans for the nine months ended December 31, 2015.

There were no new additions for loans modified as troubled debt restructurings (“TDRs”) during the nine months ended December 31, 2015 and 2014. For the nine months ended December 31, 2015, one accruing single-family, owner occupied TDR was repaid in full.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The following presents a summary of accruing TDRs at December 31, 2015 and March 31, 2015:

	December 31,		March 31,
	2015		2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Real estate loans:
Single-family, owner occupied	1	$485,354	2	$946,720
Single-family, non-owner occupied	2	204,194	2	207,636
	3	$689,548	4	$1,154,356

At December 31, 2015, the recorded investment in single-family, real estate loans that are in the process of foreclosure according to the local jurisdiction requirement was $195,056.

The following presents the Bank's loan portfolio aging analysis:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At December 31, 2015:
Real estate loans:
Single-family, owner occupied	$416,731	816,811	235,370	$60,896,264	$62,365,176
Single-family, non-owner occupied	274,098	20,496	-	8,279,448	8,574,042
Multi-family, 5 or more units	-	-	-	715,733	715,733
Commercial	-	-	-	2,737,800	2,737,800
Land	-	-	-	1,380,660	1,380,660
Consumer loans	11,890	2,761	-	1,927,980	1,942,631
	$702,719	$840,068	$235,370	$75,937,885	$77,716,042

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$1,032,922	$41,745	$262,807	$59,917,673	$61,255,147
Single-family, non-owner occupied	-	186,457	32,206	7,943,871	8,162,534
Multi-family, 5 or more units	-	-	127,623	593,507	721,130
Commercial	-	-	-	2,878,651	2,878,651
Land	-	-	-	1,212,874	1,212,874
Consumer loans	26,221	3,944	-	1,532,233	1,562,398
	$1,059,143	$232,146	$422,636	$74,078,809	$75,792,734

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
	Mention	Substandard	Doubtful	Loss	Pass	Total
At December 31, 2015:
Real estate loans:
Single-family, owner occupied	$-	$720,724	$-	$-	$61,644,452	$62,365,176
Single-family, non-owner occupied	-	204,194	-	-	8,369,848	8,574,042
Multi-family, 5 or more units	-	-	-	-	715,733	715,733
Commercial	-	-	-	-	2,737,800	2,737,800
Land	-	-	-	-	1,380,660	1,380,660
Consumer loans	-	-	-	-	1,942,631	1,942,631
	$-	$924,918	$-	$-	$76,791,124	$77,716,042

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

Note 4. Income Taxes

The effective tax rate was 69.7% for the three months ended December 31, 2015, compared to 39.2% for the three months ended December 31, 2014. The effective tax rate was 37.9% for the nine months ended December 31, 2015, compared to 39.5% for the nine months ended December 31, 2014.

Note 5. Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At December 31, 2015 and March 31, 2015, the Bank met all capital adequacy requirements.

The Bank is also subject to the regulatory framework for prompt corrective action. At December 31, 2015 and March 31, 2015, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum capital standards for total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

The Bank’s actual and required capital amounts and ratios are summarized as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At December 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,139	23.7%	$3,759	8.0%	$4,699	10.0%

Tier 1 capital to risk-weighted assets	$10,936	23.3%	$2,819	6.0%	$3,759	8.0%

Common equity tier 1 capital to risk- weighted assets	$10,936	23.3%	$2,114	4.5%	$3,054	6.5%

Tier 1 capital to total assets	$10,936	11.3%	$3,868	4.0%	$4,835	5.0%

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,672	24.9%	$3,757	8.0%	$4,696	10.0%

Tier 1 capital to risk-weighted assets	$11,430	24.3%	$2,818	6.0%	$3,757	8.0%

Common equity tier 1 capital to risk- weighted assets	$11,430	24.3%	$2,113	4.5%	$3,052	6.5%

Tier 1 capital to total assets	$11,430	12.2%	$3,756	4.0%	$4,695	5.0%

During the three months ended December 31, 2015, the Bank paid a $600,000 cash dividend to the Company. The Company is using these funds and funds from the Company to repurchase outstanding common shares as part of a repurchase plan announced November 12, 2015.

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

The Company mitigates this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. At December 31, 2015, there was one commitment outstanding of $97,900.

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

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Bank obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At December 31, 2015 and March 31, 2015, the Company did not have any available for sale securities.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at December 31, 2015 and March 31, 2015 include impaired loans of $924,918 and $1,576,992, respectively, utilizing Level 3 inputs. The impaired loans are collateral dependent.

Following is a summary of the activity in the allowance for losses on impaired loans, including TDRs:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Balance, beginning of period	$18,866	$61,311	$53,665	$65,525
Loan charge-offs	-	-	(27,000)	-
Loan recoveries	-	-	-	-
Provision for (credit to) loan losses	7,845	(6,821)	46	(11,035)
Balance, end of period	$26,711	$54,490	$26,711	$54,490

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $397,396 at December 31, 2015 and $434,367 at March 31, 2015. Foreclosed real estate is initially recorded at fair value utilizing Level 2 units based on observable market data less costs to sell, establishing a new cost basis.

Fair Value of Financial Instruments

The carrying amount, fair value and the financial hierarchy of the Company’s financial instruments are summarized in the following table. Fair values of financial instruments have been estimated by the Company based upon available market information with the assistance of an independent consultant.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

	December 31,
	2015
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$16,000,004	$16,000,004	$16,000,004	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	77,430,532	78,246,106	-	77,321,188	924,918
Accrued interest receivable on loans	241,807	241,807	-	241,807	-
Deposits	78,027,577	73,292,275	-	73,292,275	-
Accrued interest on deposits	69,717	69,717	-	69,717	-
Advances from FHLB of Chicago	5,000,000	5,197,375	-	5,197,375	-

	March 31,
	2015
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$16,720,008	$16,720,008	$16,720,008	$-	$-
Stock in FHLB of Chicago	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	75,463,746	79,924,031	-	78,347,039	1,576,992
Accrued interest receivable on loans	257,576	257,576	-	257,576	-
Deposits	76,290,961	72,906,558	-	72,906,558	-
Accrued interest on deposits	50,070	50,070	-	50,070	-
Advances from FHLB of Chicago	5,000,000	5,353,750	-	5,353,750	-

The following methods and assumptions were used in estimating the fair values shown above:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of instruments.
•	Stock in FHLB of Chicago is valued at cost, which represents historical redemption value and approximates fair value.
•	Fair values for the loan portfolio, certificates of deposit and advances from the FHLBC are computed using an analysis which considers the amount and timing of all future cash flows of the underlying instruments discounted at current market rates.
•	Fair values of non-maturing deposits, such as checking, NOW, savings and money market deposit accounts, are computed using an analysis which uses decay rates to estimate the amount and timing of all future cash flows of the underlying instruments, which are discounted at current market rates.
•	The carrying amounts of accrued interest receivable and payable approximate fair value.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

There were no transfers between Level 1 and Level 2 categorizations and into or out of Level 3 categorization during the periods presented.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at December 31, 2015 and for the three and nine months ended December 31, 2015 and 2014 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements (Unaudited) and the notes thereto, appearing in Part I, Item 1 of this report and the Consolidated Financial Statements (Audited) and the notes thereto, appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

Overview-General

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and small businesses. At December 31, 2015, we had total assets of $96.8 million, net loans of $77.4 million, total deposits of $78.0 million and stockholders’ equity of $12.9 million.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

Allowance for Loan Losses. We consider the allowance for loan losses to be our critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to operations. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of qualitative loss factors to be applied to the various segments of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly. The allowance consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers non-impaired loans and is based on the historical loan loss experience for generally the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Company’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including primarily changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Comparison of Financial Condition at December 31, 2015 and March 31, 2015

Cash and Cash Equivalents. Cash and cash equivalents decreased $720,000 to $16.0 million at December 31, 2015 from $16.7 million at March 31, 2015 primarily as a result of increased loan originations during the third quarter.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At December 31, 2015, single-family, owner occupied residential real estate loans totaled $62.4 million, or 80.3% of total loans, compared to $61.3 million, or 80.8% of total loans at March 31, 2015. The increase in single-family owner occupied residential real estate loans is the result of market forces and competition for this type of mortgage lending.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

 Single-family non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $8.6 million, or 11.0% of total loans, at December 31, 2015 compared to $8.2 million, or 10.7% of total loans, at March 31, 2015. Single-family non-owner occupied residential real estate loan balances increased due to new originations.

Multi-family and commercial real estate loans totaled $3.4 million, or 4.4% of total loans, at December 31, 2015 compared to $3.6 million, or 4.7% of total loans, at March 31, 2015. Reductions in these loan segments were a result of repayments by borrowers largely as a result of the competitive environment for financing these types of mortgage loans.

Consumer loan balances totaled $1.9 million, or 2.5% of total loans, at December 31, 2015 compared to $1.6 million, or 2.0% of total loans, at March 31, 2015. The increase is a result of new originations.

Land loan balances totaled $1.4 million, or 1.8% of total loans, at December 31, 2015 compared to $1.2 million, or 1.6% of total loans, at March 31, 2015. The increase is a result of increased originations.

At December 31, 2015, fixed-rate loans, balloon loans and adjustable-rate loans totaled $40.2 million, $37.5 million and $15,000, respectively.

Loan originations for the three months ended December 31, 2015 increased $3.2 million to $6.6 million, from $3.4 million for the three months ended December 31, 2014. Loan originations for the nine months ended December 31, 2015 increased $5.3 million to $15.7 million from $10.4 million for the nine months ended December 31, 2014. The increase in the three month period and the nine month period ended December 31, 2015, compensated for slower than usual loan originations due to unusually cold weather during the first quarter followed by a second quarter that was cold and wet. Improved weather conditions and improved economic and employment has boosted the local real estate market.

Investments. At December 31, 2015, our investment portfolio totaled $1.2 million and consisted solely of our investment in the FHLBC stock. Our investment in FHLBC stock was unchanged from March 31, 2015. At December 31, 2015, $570,000 of our investment in FHLBC stock consisted of excess or voluntary stock.

Other Assets. Other assets totaled $365,000 at December 31, 2015, an increase of $33,000 from March 31, 2015. The increase over the period was due primarily to a higher prepaid benefit expense and the timing of other prepaid items.

Deposits. Deposits totaled $78.0 million at December 31, 2015, an increase of $1.7 million from March 31, 2015. We believe this increase in deposits was primarily due to funds migrating from an M&A target in the local area during the quarter ended December 31, 2015 and not the result of aggressive deposit pricing. The increase was predominantly in certificates of deposit. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. At December 31, 2015 and March 31, 2015, the Bank had no brokered deposits.

Borrowings. We utilize FHLBC advances to supplement our supply of funds for loans. During the three months ended December 31, 2015 there were no new advances or repayments made.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Results of Operations for the Three Months Ended December 31, 2015 and 2014.

General. Net earnings of $1,600 were recorded for the three months ended December 31, 2015 compared with net earnings $70,900 for the three months ended December 31, 2014. The decrease in net earnings for the quarter was primarily due to lower net interest income and the credit to the provision for loan losses during the three months ended December 31, 2014, partially offset by lower income tax expense.

Total Interest Income. Total interest income decreased $4,900 to $830,000 for the three months ended December 31, 2015. The decrease was due primarily to a reduction in interest income on loans receivable caused by lower average loan portfolio yields as a result of the continuing protracted low interest environment.

Total Interest Expense. Total interest expense increased $57,000 to $232,000 for the three months ended December 31, 2015 from $175,000 for the three months ended December 31, 2014. The increase resulted primarily from higher certificate balances as a result of new deposits and an internal shift of funds from MMDA balances to certificates of deposit.

The Bank has a $5 million fixed rate advance that carries an interest rate of 4.77% and matures February 13, 2017. The advance was obtained in a substantially higher interest rate environment. The Bank has not prepaid the advance because it would involve a substantial penalty.

Net Interest Income. Net interest income decreased $62,000 to $598,000 for the three months ended December 31, 2015 from $660,000 for the three months ended December 31, 2014. The decrease is due primarily to a lower interest rate spread.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the quarter ended December 31, 2015, the Company did not record a loss provision. During the quarter ended December 31, 2014, the Company recorded a credit to provision of $45,000. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area is improving and home sales are improving collateral values.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs, and are annualized. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances are now being calculated using daily balances for the three months ended December 31, 2015, and nonaccrual loans are included in average balances only. For the three months ended December 31, 2014, average balances were calculated using month end balances. Management does not believe that the transition from month-end balances to daily balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. None of the income reflected in the following table is tax-exempt income.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

	Three Months Ended
	December 31,
	2015			2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$76,107	$819	4.30%	$74,941	$828	4.42%
FHLBC Stock	1,165	1	0.34	1,165	1	0.34
Other interest-earning assets	14,844	9	0.24	10,641	6	0.23
Total interest-earning assets	92,116	829	3.60	86,747	835	3.85

Noninterest-earning assets	5,353			5,674
Total assets	97,469			92,421

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,526	$3	0.18%	$6,311	$2	0.13%
Savings accounts	13,996	9	0.26	13,603	9	0.26
Money market accounts	13,774	16	0.46	17,451	20	0.46
Certificates of deposit	40,655	144	1.42	32,316	84	1.04
Total interest-bearing deposits	74,951	172	0.92	69,681	115	0.66

FHLBC advances	5,000	60	4.80	5,000	60	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$79,951	$232	1.16	$74,681	$175	0.94

Noninterest-bearing NOW accounts	3,506			3,725
Other noninterest-bearing liabilities	787			803
Total liabilities	84,244			79,209

Stockholders’ equity	13,225			13,212
Total liabilities and stockholders’ equity	$97,469			$92,421

Net interest income		$597			$660
Interest rate spread			2.44%			2.91%

Net interest margin		2.59%			3.04%

Average interest-earning assets to average interest-bearing liabilities	115.22%			116.16%

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income increased $1,000 to $38,000 for the three month period ended December 31, 2015 from $37,000 for the three months ended December 31, 2014.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Noninterest Expense. Noninterest expense primarily consists of salaries and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense increased by $5,000 to $630,000 for the three months ended December 31, 2015 from $625,000 for the three months ended December 31, 2014. Higher compensation and benefits and professional and regulatory expenses were partially offset by lower equipment and data processing expense and cost of operations of foreclosed real estate.

Compensation and benefit expense increased $32,000 to $347,000 for the three months ended December 31, 2015 from $315,000 for the comparable period in 2014.

Operations of foreclosed real estate decreased $36,000 to $6,000 for the three months ended December 31, 2015 from $42,000 for the three months ended December 31, 2014. This decrease was due to a lower level of losses on foreclosed real estate.

Income Taxes. Income taxes for the three months ended December 31, 2015 was $4,000 compared to $46,000 for the three months ended December 31, 2014. The decrease in tax expense is primarily attributable to lower pre-tax earnings.

Results of Operations for the Nine Months Ended December 31, 2015 and 2014

General. Net earnings for the nine months ended December 31, 2015 and 2014 were $43,000 and $184,000, respectively. The decrease was due primarily to lower yields on loans and higher rates paid on certificates of deposit.

Total Interest Income. Total interest income decreased $32,000 to $2.5 million for the nine months ended December 31, 2015 when compared to the nine months ended December 31, 2014. The decrease was due primarily to reductions in the average yield of the loan portfolio to 4.32% for the nine months ended December 31, 2015 compared to 4.46% for the same period in 2014. The loan yield decreased due to the continuing low interest rate environment.

Total Interest Expense. Total interest expense increased $146,000 to $662,000 for the nine months ended December 31, 2015 from $516,000 for the nine months ended December 31, 2014. The increase resulted primarily from higher certificates balances as a result of new deposits and an internal shift of funds from MMDA balances to certificates of deposit, as well as higher rates.

The Bank has a $5 million fixed rate advance that carries an interest rate of 4.77% and matures February 13, 2017. The advance was obtained in a substantially higher interest rate environment. The Bank has not prepaid the advance because it would involve a substantial penalty.

The average rate on interest-bearing liabilities increased to 1.11% for the nine months ended December 31, 2015 from 0.92% for the same period in 2014.

Net Interest Income. Net interest income decreased $178,000 to $1.8 million for the nine months ended December 31, 2015 from $2.0 million for the nine months ended December 31, 2014. The decrease was due primarily to lower yields on the loan portfolio and higher average deposit rates and balances.

Our interest rate spread decreased 44 basis points to 2.49% for the nine months ended December 31, 2015 from 2.93% for the comparable period in 2014.

The following table summarizes average balances and average yields and costs for the nine months ended December 31, 2015 and 2014. Yields are annualized.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

	Nine Months Ended
	December 31,
	2015			2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$75,405	$2,445	4.32%	$74,238	$2,485	4.46%
FHLBC Stock	1,165	4	0.46	1,165	4	0.46
Other interest-earning assets	15,199	26	0.23	11,460	18	0.21
Total interest-earning assets	91,769	2,475	3.60	86,863	2,507	3.85

Noninterest-earning assets	5,630			5,847
Total assets	97,399			92,710

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,552	$7	0.14%	$6,136	$7	0.15%
Savings accounts	14,271	27	0.25	13,652	26	0.25
Money market accounts	14,669	51	0.46	17,840	63	0.47
Certificates of deposit	39,065	397	1.36	32,372	240	0.99
Total interest-bearing deposits	74,557	482	0.86	70,000	336	0.64

FHLBC advances	5,000	180	4.80	5,000	180	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$79,557	$662	1.11	$75,000	$516	0.92

Noninterest-bearing NOW accounts	3,622			4,153
Other noninterest-bearing liabilities	905			998
Total liabilities	84,084			80,151

Stockholders’ equity	13,316			12,559
Total liabilities and stockholders’ equity	$97,399			$92,710

Net interest income		$1,813			$1,991
Interest rate spread			2.49%			2.93%

Net interest margin		2.63%			3.06%

Average interest-earning assets to average interest-bearing liabilities	115.35%			115.82%

Provision for Loan Losses. For the nine months ended December 31, 2015, the Bank recorded a net credit to the provision for loan losses of $11,700. During the nine months ended December 31, 2014, the Company recorded a credit to the provision for loan losses of $62,000. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area are continuing to improve and increases in home sales are improving collateral values.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased $3,000 for the nine month period ended December 31, 2015 to $101,000 from $104,000 for the nine months ended December 31, 2014 due primarily to lower service charges on deposit accounts.

Noninterest Expense. Noninterest expense primarily consists of compensation and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense increased $4,000 for the nine months ended December 31, 2015.

Compensation and benefit expense increased $15,000 to $995,000 for the nine months ended December 31, 2015 from $980,000 for the comparable period in 2014.

Operations of foreclosed real estate decreased $63,000 to $25,000 for the nine months ended December 31, 2015 from $88,000 for the nine months ended December 31, 2014. This decrease was due to a decrease in loss on sale of real estate owned and real estate owned expense.

Advertising expense decreased $16,000 for the nine months ended December 31, 2015 from $43,000 for the comparable period in 2014. The decrease is related primarily to the recognition of the Bank’s 125th anniversary celebration that occurred in 2014.

Income Taxes. Income tax expense for the nine months ended December 31, 2015 was $26,000 compared to $120,000 for the nine months ended December 31, 2014. The decrease in tax expense is primarily attributable to lower pre-tax income.

Analysis of Nonperforming and Classified Assets.

We consider foreclosed real estate, repossessed assets, nonaccrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. There were no changes in our nonaccrual loan policy during the nine months ended December 31, 2015 and 2014.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Nonperforming Assets

Nonaccrual loans at December 31, 2015 consisted of two single-family, owner-occupied dwellings in the aggregate amount of $235,000. The largest lending relationship in the nonperforming loan category amounted to $195,000, which was secured by one single-family owner occupied dwelling. While improving, the level of nonaccrual loans continues to reflect a slow local and regional economy, job layoffs, divorce and health issues that impact borrowers.

Accruing troubled debt restructurings were $690,000 at December 31, 2015 and $1.2 million at March 31, 2015.

At December 31, 2015, there were no other loans known to management which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

See Note 3 to our unaudited consolidated financial statements for a description by loan category of our classified assets as of December 31, 2015 and March 31, 2015.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, and borrowings from the FHLBC. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $16.0 million. At December 31, 2015, the Bank had $5.0 million in FHLBC advances outstanding.

A significant use of our liquidity is the funding of loan originations. At December 31, 2015, the Bank had one loan commitment outstanding to refinance an existing mortgage on a single-family, owner occupied residence. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2015 totaled $13.5 million, or 33.7% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The Company is a separate legal entity from the Bank and must provide for its own liquidity. The Company’s ability to pay cash dividends may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the $1.1 million held in overnight Fed Funds and Fed excess balances accounts. Payment of cash dividends on capital stock by a savings and loan holding company is limited by Federal Reserve Board regulations. The Company declared a $.12 per share dividend to stockholders of record as of August 11, 2015, which was paid as of August 26, 2015. At December 31, 2015, the Company (on an unconsolidated basis) had liquid assets of $1.4 million.

On November 12, 2015, the Board of Directors of the Company authorized the repurchase of up to $1.1 million of the outstanding shares of the Company's common stock. The Company intends to conduct any repurchases through open market purchases by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the exact dollar amount or number of shares that the Company may repurchase. At December 31, 2015, the Company had repurchased 30,000 shares in the amount of $352,600.

Our primary investing activity is the origination of loans. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the rates paid and products offered by us and our local competitors and several other factors. We generally manage the pricing of our deposits to be competitive.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See note 5 of notes to the consolidated financial statements.

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

For the three months ended December 31, 2015 and 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Impact of Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The provisions of ASU 2016-01 require certain equity investments to be measured at fair value with changes in fair value recognized in net income and simplify the impairment assessment of such investments; eliminate the requirement for public entities to disclose the methods and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost; require public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets and require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. For public entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-01 is not expected to have a material impact on the Company's financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table presents information regarding stock repurchases by the Company during the quarter ended December 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2015 through October 31, 2015	N/A	N/A	N/A	N/A

November 1, 2015 through November 30, 2015	20,000	$11.65	20,000	74,400	(1)

December 1, 2015 through December 31, 2015	10,000	$11.96	10,000	62,500	(1)

Total	30,000		30,000

(1)	The maximum number of shares that may yet be repurchased under the plans or programs is the equivalent of the remaining cash set aside for repurchase divided by the average share price for such period illustrated and rounded to the nearest 100 shares.

On November 12, 2015, the Board of Directors of the Company authorized the repurchase of up to $1.1 million worth of the outstanding shares of the Company's common stock. The Company intends to conduct any repurchases through open market purchases by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the exact dollar amount or number of shares that the Company may repurchase.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp. (1)

3.2	Bylaws of Sugar Creek Financial Corp. (2)

4.0	Form of Common Stock Certificate of Sugar Creek Financial Corp. (2)

31.0	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the exhibits filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2013.

(2)	Incorporated by reference into this document from the exhibits filed with the Registration Statement on Form S-1 (SEC File No. 333-192700) and amendments thereto.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: February 12, 2016	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer

