Form 10-K
period 2016-03-31
Sugar Creek Financial Corp./MD/
filed 2016-06-28
CIK 1592407

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 26, 2016, the Registrant had 865,495 shares of common stock outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price as of the last day of the Registrant’s most recently completed second fiscal quarter, as reported by the OTCQB, was approximately $8.2 million.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Sugar Creek Financial and its subsidiary include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates; adjustments to the allowance for loan losses based upon regulatory examinations and changes in federal and state legislation and regulation. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We assume no obligation to update any forward-looking statements, except as may be required by applicable law and regulation.

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

Sugar Creek Financial’s primary business activities, apart from owning the shares of Tempo Bank, currently consists of borrowings to Tempo Bank’s ESOP and investing in deposit accounts at Tempo Bank and other financial institutions.

At March 31, 2016, Sugar Creek Financial had consolidated assets of $97.2 million, deposits of $78.8 million and stockholders’ equity of $12.3 million. The Company’s executive offices are located at 28 West Broadway Street, Trenton, Illinois 62293, and its telephone number at that address is (618) 224-9228.

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

The communities served by Tempo Bank are economically diverse. The communities in Clinton County and southeastern Madison County are generally rural and have an agriculturally-based economy. St. Clair County, Illinois is immediately due east of St. Louis, Missouri and is home to Scott Air Force Base. The communities that we serve in eastern St. Clair County were once dominated by agriculture. As the St. Louis metropolitan area has expanded in Illinois, the communities in eastern St. Clair County have experienced moderate economic expansion and now consist of a diverse blend of industries, urban centers and significant corporate investment. The following table highlights the lifestyle and demographics for Clinton County, Madison County, and St. Clair County when compared to the State of Illinois and the United States for the year 2015.

	Population	Median Household Income	Average Household Net Worth	Median Age

Clinton County, IL	37,168	$61,731	$419,255	39

Madison County, IL	267,698	53,252	395,788	39

St. Clair County, IL	272,901	49,634	383,204	37

State of Illinois	13.92 million	56,400	529,261	37

United States	320.10 million	52,746	484,469	37

 Source: Realtor.Com Lifestyle and Demographics by County, State and United States for 2015

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large holding companies operate banks in our market area, including Bank of America, U.S. Bancorp and PNC Financial Services Group. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2015, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 8.4% of the deposits held by FDIC-insured institutions in Clinton County, Illinois, which was the fourth largest market share out of 12 institutions having 21 office locations within Clinton County.

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

As of March 31, 2016, our largest commercial real estate loan had a principal balance of $482,000 and was secured by an office/medical building. Our largest multi-family real estate loan had a principal balance of $212,000 and was secured by a 6 unit apartment building. Both of these loans were performing in accordance with their original terms at March 31, 2016.

Land Loans. We also originate fixed-rate loans secured by unimproved land. Our land loans generally have terms of 15 years or less and loan amounts generally do not exceed 85% of the lesser of the appraised value or the purchase price. As of March 31, 2016, our largest land loan had a principal balance of $230,000 and was secured by undeveloped land. This loan was performing in accordance with its original terms at March 31, 2016.

Consumer Loans. Our consumer loans consist primarily of new and used automobile loans and home equity loans. We occasionally make loans secured by deposit accounts and other motorized vehicles.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our total risk-based capital. At March 31, 2016 our regulatory limit on loans to one borrower was $1.6 million. At that date, our largest lending relationship had an aggregate principal balance of $1.2 million, secured by single-family non-owner occupied properties.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days. At March 31, 2016, there were $1.2 million in outstanding mortgage loan commitments.

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

At March 31, 2016, our investment portfolio totaled $1.2 million, and consisted solely of our investment in FHLBC stock.

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

Personnel

As of March 31, 2016, we had eighteen full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Sugar Creek Financial Corp.’s only subsidiary is Tempo Bank. Tempo Bank does not have any subsidiaries.

Regulation and Supervision

General. Tempo Bank is a federal savings association subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and by the FDIC as the insurer of its deposits. Tempo Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Tempo Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate Tempo Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses. Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on Sugar Creek Financial and Tempo Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of Tempo Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Tempo Bank was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Tempo Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulators.

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

Capital Requirements. On July 9, 2013, the OCC approved rules that amended the regulatory capital rules applicable to the Bank. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The rules include new minimum risk-based capital and leverage ratios, which became effective January 1, 2015, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of 6% (increased from 4%); (iii) a total capital to risk-weighted assets ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios resulting in the following ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital to risk-weighted assets ratio of 8.5%; (iii) a total capital to risk-weighted assets ratio of 10.5%; and, a Tier 1 leverage ratio unchanged at 4%. The phase-in period for the capital conservation buffer requirement started January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of March 31, 2016, Tempo Bank maintained 96.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System. Tempo Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Tempo Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Tempo Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2016 of $1.2 million.

Reserve Requirements. The FRB regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2015: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. Tempo Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2016, establish a 3% reserve ratio for aggregate transaction accounts up to $110.0 million, a 10% ratio above $110 million, and an exemption of $15.2 million. In October 2008, the FRB began paying interest on certain reserve balances.

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

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2012. For its 2016 fiscal year, Sugar Creek Financial Corp.’s maximum federal income tax rate was 34.0%.

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

State Income Taxation

For the year ended March 31, 2016, Sugar Creek Financial is subject to the Illinois’ Corporate Income Tax at the rate of 5.25% and a 2.5% personal property tax replacement income tax on their base income. The base income is calculated by taking the federal taxable income and adding back certain items (e.g., state, municipal, and other interest income excluded from federal taxable income) and subtracting others (e.g., interest income from U.S. Treasury obligations). Our state income tax returns have been either audited or closed under the statute of limitations through tax year 2012.

ITEM 1A.           Risk Factors

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Reduction in problem assets, including foreclosed real estate, has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process in Illinois, and extended workout plans with certain borrowers. As we work through the resolution of these assets, continued economic problems may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

In addition, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs at the time of their regulatory examination. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Loan Losses” for a discussion of the procedures we follow in establishing our loan loss allowance.

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

At March 31, 2016, $9.0 million, or 12.4% of our single-family loans and 11.4% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with Tempo Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan. As a result of these credit risks, we adhere to specific underwriting guidelines for non-owner occupied real estate loans. See “Our Business—Loan Underwriting Risks—Single-Family Non-owner Occupied Residential Loans.”

If our foreclosed real estate is not properly valued and requires further charge-offs, our earnings could be reduced.

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

On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that revised, effective January 1, 2015, their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. See “Business – Regulation and Supervision – Federal Banking Regulation – Capital Requirements.” The application of more stringent capital requirements for Tempo Bank may, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, Tempo Bank’s ability to pay dividends is limited if Tempo Bank does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.

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

We conduct our business through our main office in Trenton, Illinois and our branch office in Breese, Illinois, both of which we own. The net book value of our land, buildings, furniture, fixtures and equipment was $1.2 million as of March 31, 2016.

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

ITEM 4.	Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a)	Market Information, Holders and Dividend Information. Our common stock is quoted on the OTCQB under the symbol ”SUGR.” The approximate number of holders of record Sugar Creek Financial common stock as of March 31, 2016 was 168. Certain shares of Sugar Creek Financial are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth the high and low sales prices for the common stock as reported on the OTCQB and the dividends paid on the common stock for each full quarterly period during the past two fiscal years.

Quarter Ended:	High	Low	Dividends

March 31, 2016	$12.10	$11.25	$-
December 31, 2015	12.10	10.15	-
September 30, 2015	10.40	9.98	0.12
June 30, 2015	10.90	10.36	-

March 31, 2015	$10.90	$9.40	$-
December 31, 2014	9.68	9.35	-
September 30, 2014	9.45	9.20	-
June 30, 2014	9.43	8.60	-

Maryland law generally permits Sugar Creek Financial to pay dividends on its common stock unless, after giving effect to the dividend, Sugar Creek Financial would be unable to pay its debts as they become due in the usual course of its business or its total assets would be less than its total liabilities.

(b)	Sales of Unregistered Securities. Not Applicable.

(c)	Use of Proceeds. Not Applicable.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 31, 2016 for compensation plans under which equity securities may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans:

Approved by stockholders	-	-	67,849	(1)

Not approved by stockholders	-	-	-

(1) Consists of options to purchase 46,449 common shares eligible to be granted under the Sugar Creek Financial Corp. 2007 Equity Incentive Plan and 21,400 shares of restricted stock eligible to be granted under the Sugar Creek Financial Corp. 2015 Restricted Stock Plan.

(e)	Stock Repurchases. The following table presents information regarding stock repurchases by the Company during the quarter ended March 31, 2016:

			Total number of
			shares
			purchased as	Maximum number
	Total		part of publicly	of shares that may
	Number of	Average	announced	yet be purchased
	shares	price paid	plans or	under the plans or
Period	purchased	per share	programs	programs(1)
January 1, 2016 through
January 31, 2016	11,000	$12.05	11,000	51,000

February 1, 2016 through
February 29, 2016	35,750	$11.95	35,750	15,700

March 1, 2016 through
March 31, 2016	7,000	$11.55	7,000	9,300

Total	53,750	$11.92	53,750

(1)	The maximum number of shares that may yet be repurchased under the plans or programs is the equivalent of the remaining cash set aside for repurchase divided by the average share price for such period illustrated and rounded to the nearest 100 shares.

On November 12, 2015, the Board of Directors of the Company authorized the repurchase of up to $1.1 million worth of the outstanding shares of the Company’s common stock. The Company intends to conduct any repurchase through open market purchases by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the exact dollar amount or number of shares that the Company may repurchase.

(f)	Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This section is intended to help potential investors understand the financial performance of Sugar Creek Financial Corp. through a discussion of the factors affecting our consolidated financial condition at March 31, 2016 and 2015 and our consolidated results of operations for the years ended March 31, 2016 and 2015. This section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements that appear at page F-1.

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

Critical Accounting Policies

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of U.S. generally accepted accounting principles. Our significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements.

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

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to operations. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of qualitative loss factors to be applied to the various segments of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least monthly. The allowance for loan losses consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers non-impaired loans and is based on the historical loan loss experience for the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance for loan losses, which would adversely affect earnings. See notes 1 and 3 of the Notes to Consolidated Financial Statements.

Balance Sheet Analysis

Cash and Cash Equivalents. Cash and cash equivalents decreased by $2.1 million to $14.6 million at March 31, 2016 from $16.7 million at March 31, 2015 due to stock repurchases, dividend payments to stockholders and funding general business activities.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At March 31, 2016, single-family owner occupied residential real estate loans totaled $63.6 million, compared to $61.3 million of total loans at March 31, 2015. Increases in single-family owner occupied residential real estate loans are the result of our continued emphasis on this type of lending and improving economic conditions in the local and regional area.

Single-family non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $9.0 million at March 31, 2016, compared to $8.2 million of total loans, at March 31, 2015. Increases in this segment were a result of new origination partially offset by repayments.

Multi-family and commercial real estate loans totaled $3.6 million at March 31, 2016, essentially unchanged from March 31, 2015. The $26,000 reductions in these loan segments were a result of repayments by borrowers.

Land loan balances totaled $1.2 million at March 31, 2016, essentially unchanged from March 31, 2015. The $48,000 reduction in this loan segment was a result of repayments by borrowers.

Consumer loan balances totaled $2.0 million at March 31, 2016, compared to $1.6 million at March 31, 2015. Increases in this segment were primarily due to new originations, partially offset by repayments by borrowers.

The following table sets forth the composition of our loan portfolio at the dates indicated.

Table 1:  Loan Portfolio Analysis

	March 31,
	2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Single-family, owner occupied	$63,559	80.09%	$61,255	80.82%
Single-family, non-owner occupied	9,038	11.39	8,163	10.77
Multi-family	909	1.14	721	0.95
Commercial real estate	2,665	3.36	2,879	3.80
Land	1,165	1.47	1,213	1.60
Total real estate loans	77,336	97.45	74,231	97.94

Consumer loans:
Consumer loans	2,023	2.55	1,562	2.06
Total loans	79,359	100.00%	75,793	100.00%

Allowance for losses	(193)		(242)
Net deferred loan fees	(82)		(87)
Loans, net	$79,084		$75,464

At March 31, 2016, fixed-rate loans, balloon loans and adjustable-rate loans totaled $41.5 million, $37.9 million and $12,000, respectively.

Loan originations for the year ended March 31, 2016 totaled $20.3 million, up $6.9 million from $13.4 million for the year ended March 31, 2015.

Principal payment and prepayment cash flows from the loan portfolio for the year ended March 31, 2016 totaled $16.7 million, up $5.3 million from $11.4 million for the year ended March 31, 2015.

Tempo Bank uses the principal payment and prepayment cash flows to calculate a ratio that indicates the volume of loan portfolio turnover. It is determined by dividing total principal payments and prepayments during the period being measured by the gross loan portfolio balance at the beginning of the period. For the years ended March 31, 2016 and 2015, the turnover ratio was 22.1% and 15.5%, respectively.

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

Table 2: Loan Portfolio Contractual Cash Flows

		More than	More than
	One year	One to	Five to	Over
At March 31, 2016 (Dollars in thousands)	or Less	Five Years	Ten Years	Ten years	Total

Single-family real estate loans	$4,136	$17,132	$28,870	$22,459	$72,597
Multi-family	109	430	367	3	909
Commercial real estate	280	1,811	563	11	2,665
Land	156	560	340	109	1,165
Consumer	859	775	221	168	2,023
Total Loans	$5,540	$20,708	$30,361	$22,750	$79,359
Contractual cash flows as a % of total loans	6.98%	26.09%	38.26%	28.67%	100.00%

Contractual cash flows due after one year:
Fixed rate loans (including balloon loans)		$20,708	$30,361	$22,750	$73,819
Adjustable-rate loans		-	-	-	-
Total		$20,708	$30,361	$22,750	$73,819

Investments. At March 31, 2016, our investment portfolio totaled $1.2 million and consisted solely of our investment in the FHLBC stock. Our investment in FHLBC stock was unchanged from March 31, 2015. At March 31, 2016, $570,000 of our investment in FHLBC stock consisted of excess or voluntary stock.

We had no investments that had an aggregate book value in excess of 10% of our stockholders’ equity at March 31, 2016, except for our investment in FHLBC.

Premises and Equipment, Net. At March 31, 2016, premises and equipment, net, decreased $40,000 to $1.2 million at March 31, 2016 primarily as a result of depreciation expense.

Other Assets. Other assets totaled $322,000 at March 31, 2016, a decrease of $10,000 from March 31, 2015. The decrease over the period was due to the timing and expense recognition of prepaid items.

Deposits. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. Deposits increased $2.6 million for the year ended March 31, 2016 as core deposits decreased $2.5 million and certificates of deposit increased $5.1 million. We believe this increase in deposits was primarily due to funds migrating from a merger target in the local area beginning in the quarter ended December 31, 2015 and not the result of aggressive deposit pricing. We also noticed a shift in appetite from money market accounts to certificates of deposits during the year ended March 31, 2016 as savers seek out higher rates of return. At March 31, 2016 and 2015, we had no brokered deposits.

Table 3: Deposits

	At March 31,
	2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing NOW accounts	3,835	4.87%	$3,718	4.87%
NOW accounts	6,887	8.73	6,741	8.83
Savings accounts	14,557	18.46	14,197	18.61
Money market accounts	13,217	16.76	16,384	21.48
Certificates of deposit	40,362	51.18	35,251	46.21
Total	$78,858	100.00%	$76,291	100.00%

Table 4: Time Deposit Maturities of $100,000 or more

	At March 31,
(Dollars in thousands)	2016	2015
Maturity Period
Three months or less	$303	$566
Over three through six months	1,791	1,641
Over six through twelve months	8,099	2,116
Over twelve months	6,154	7,518
Total	$16,347	$11,841

Borrowings. Occasionally, we utilize FHLBC advances to supplement our supply of funds for loans. Borrowings were unchanged for the years ended March 31, 2016 and 2015. During the years ended March 31, 2016 and 2015, there were no new advances or repayments made. In the table below, the weighted average interest rate during the year is based on the weighted average balances determined on a monthly basis. The difference in the weighted-average rates during the years ended March 31, 2016 and 2015, respectively, is due to leap year interest calculations. At March 31, 2016, the entire $5.0 million advance matures on February 13, 2017.

Table 5: Borrowings

	At and For the
	Year Ended March 31,
(Dollars in thousands)	2016	2015
Maximum amount outstanding at any month end during the period:
FHLB advances	$5,000	$5,000
Average amount outstanding during the period:
FHLB advances	5,000	5,000
Weighted average interest rate during the period:
FHLB advances	4.79%	4.71%
Balance outstanding at end of period:
FHLB advances	5,000	5,000
Weighted average interest rate at end of period:
FHLB advances	4.71%	4.71%

Stockholder’s Equity. Stockholder’s equity decreased $971,000 to $12.3 million at March 31, 2016 as a result of stock repurchases of $993,000 and cash dividends paid of $108,000, offset by net earnings of $71,000 and the amortization of ESOP awards of $59,000.

Comparison of Results of Operations for the Years Ended March 31, 2016 and 2015

Table 6: Statements of Earnings Summary

			Increase
Years Ended March 31, (Dollars in thousands)	2016	2015	(Decrease)	% Change
Net interest income	$2,430	$2,644	$(214)	(8.09)%
Provision for loan losses	12	62	(50)	(80.65)
Noninterest income	131	131	-	-
Noninterest expense	(2,462)	(2,477)	15	(0.61)
Income taxes	(40)	(150)	110	(73.33)
Net earnings	$71	$210	$(139)	(66.19)%
Return on average stockholders' equity	0.54%	1.65%
Return on average assets	0.07	0.23
Average stockholders' equity	$13,184	$12,736
Average assets	97,469	93,264

Total Interest Income. Total interest income decreased due to a lower loan yield earned on the loan portfolio. The yield decreased as a result of lower market interest rates.

Total Interest Expense. Total interest expense increased primarily due to higher certificate of deposit balances which are offered at higher market interest rates.

Net Interest Income. Net interest income decreased $214,000 as a result of lower yields on the loan portfolio and higher deposit rates offered on certificates of deposit. Deposit interest expense increased by $191,000 while interest income from the loan portfolio decreased by $44,000. As a result, the interest rate spread decreased to 2.50% for the year ended March 31, 2016 from 2.90% for the year ended March 31, 2015 and the net interest margin similarly decreased to 2.64% for the year ended March 31, 2016 from 3.03% for the year ended March 31, 2015.

Table 7: Analysis of Net Interest Income

			Increase
Years Ended March 31, (Dollars in thousands)	2016	2015	(Decrease)	% Change
Components of net interest income
Loans	$3,268	$3,312	$(44)	(1.33)%
Stock in FHLB of Chicago	7	6	$1	16.66
Other interest-earning assets	43	23	20	86.95
Total interest income	3,318	3,341	(23)	(0.69)
Deposits	(649)	(458)	(191)	41.70
Borrowings	(239)	(239)	-	-
Total interest expense	(888)	(697)	(191)	27.40
Net interest income	$2,430	$2,644	$(214)	(8.09)%

Table 8: Average yields and rates paid

			Increase
Years Ended March 31, (Dollars in thousands)	2016	2015	(Decrease)	% Change
Interest-earning assets	3.61%	3.82%	(0.21)%	(5.49)%
Interest-bearing liabilities	1.11	0.92	0.19	20.65
Interest rate spread	0.02	0.03	(0.40)	(13.79)
Net interest margin	0.03	0.03	(0.39)	(12.87)
Average balances
Loans	$75,964	$74,462	$1,502	2.02%
Stock in FHLB of Chicago	1,165	1,165	-	-
Other interest-earning assets	14,803	11,722	3,081	26.28
Deposits	74,727	70,487	4,240	6.02
Borrowings	5,000	5,000	-	-

Credit for Loan Losses. The provision for loan losses was a credit of $11,700 for the year ended March 31, 2016, compared to a credit to the provision for loan losses of $62,000 for the year ended March 31, 2015. The credit to the provision for loan losses resulted from the reduction in the historical loss experience ratio, which is derived over a period of three years.

The allowance for loan losses was $193,000, or 0.24% of total loans outstanding as of March 31, 2016, as compared with $242,000, or 0.32% of total loans outstanding as of March 31, 2015. A breakdown of the allowance for loan losses by loan category is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income was unchanged for the year ended March 31, 2016 at $131,000. Service charge income on deposit accounts and other service fee income contributed to this total.

Table 9: Noninterest Income Summary

			Increase
Years Ended March 31, (Dollars in thousands)	2016	2015	(Decrease)	% Change
Loan service charges	$20	$24	$(4)	(16.67)%
Service charges on deposit accounts	95	94	1	1.06
Other	16	13	3	23.08
Total	$131	$131	$-	-%

Noninterest Expense. Noninterest expense decreased $15,000 for fiscal 2016 from $2.5 million for fiscal 2015 primarily as a result of lower costs of operations of foreclosed real estate and lower advertising expense partially offset by increases in equipment and data processing expense, FDIC premium expense and professional and regulatory fees.

Operations from foreclosed real estate decreased due to a higher level of sales activity and ensuing losses in fiscal 2015. Advertising decreased due to budget cuts. Equipment and data processing increased primarily as a result of higher amortization of prepaid maintenance costs as a result of new products and services provided by an outside vendor. Professional and regulatory fees increased due to higher legal costs incurred with the establishment of the restricted stock award plan and increased regulatory requirements of the ESOP.

Table 10: Noninterest Expense Summary

			Increase
Years Ended March 31, (Dollars in thousands)	2016	2015	(Decrease)	% Change
Compensation and benefits	$1,324	$1,332	$(8)	(0.60)%
Occupancy expense	135	140	(5)	(3.57)
Advertising	34	54	(20)	(37.04)
Equipment and data processing	409	395	14	3.54
FDIC premium expense	65	47	18	38.30
Operations of foreclosed real estate, net	26	85	(59)	(69.41)
Professional and regulatory fees	185	141	44	31.21
Other	284	283	1	0.35
Total	$2,462	$2,477	$(15)	(0.61)%

Income Taxes. Income taxes were $40,000 for 2016, reflecting an effective tax rate of 36.1%, compared to $150,000 for 2015, reflecting an effective tax rate of 41.6%. Income taxes decreased due primarily to lower pre-tax earnings for 2016.

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

	Years Ended March 31,
	2016			2015
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$75,964	$3,268	4.30%	$74,462	$3,312	4.45%
FHLBC Stock	1,165	7	0.60	1,165	6	0.52
Other interest-earning assets	14,803	43	0.29	11,722	23	0.20
Total interest-earning assets	91,932	3,318	3.61	87,349	3,341	3.82

Noninterest-earning assets	5,537			5,915
Total assets	$97,469			$93,264

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,683	$10	0.15%	$6,340	$10	0.16%
Savings accounts	14,283	35	0.25	13,730	34	0.25
Money market accounts	14,352	64	0.45	17,448	82	0.47
Certificates of deposit	39,409	540	1.37	32,969	332	1.01
Total interest-bearing deposits	74,727	649	0.87	70,487	458	0.65

FHLBC advances	5,000	239	4.78	5,000	239	4.78
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$79,727	$888	1.11	$75,487	$697	0.92

Noninterest-bearing NOW accounts	3,644			4,059
Other noninterest-bearing liabilities	914			982
Total liabilities	84,285			80,528

Stockholders’ equity	13,184			12,736
Total liabilities and stockholders’ equity	$97,469			$93,264

Net interest income		$2,430			$2,644
Interest rate spread			2.50%			2.90%

Net interest margin		2.64%			3.03%

Average interest-earning assets to average interest-bearing liabilities	115.31%			115.71%

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

	Years Ended March 31,
	2016 vs. 2015
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans receivable	$67	$(111)	$(44)
Other interest-earning assets	7	13	20
FHLBC stock	-	1	1
Total interest-earning assets	74	(97)	(23)

Interest-bearing liabilities:
Checking accounts	1	(1)	-
Savings accounts	1	-	1
Money market deposit accounts	(15)	(3)	(18)
Certificates of deposit	74	134	208
Total deposits	61	130	191
Borrowings	-	-	-
Total interest-bearing liabilities	61	130	191
Change in net interest income	$13	$(227)	$(214)

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, data processing errors, and technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

Analysis of Nonperforming and Classified Assets. We consider foreclosed real estate, repossessed assets, non-accrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. There were no changes in our nonaccrual loan policy for the years ended March 31, 2016 and 2015.

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

Table 13: Nonperforming Assets

	March 31,
(Dollars in thousands)	2016	2015
Nonaccrual loans:
Single-family, owner occupied	$-	$263
Single-family, non-owner occupied	-	32
Multi-family	-	128
Commercial	-	-
Land	-	-
Consumer	-	-
Total nonaccrual loans	-	423
Accruing troubled debt restructurings:
Single-family, owner occupied	484	947
Single-family, non-owner occupied	203	207
Total accruing troubled-debt restructurings	687	1,154
Total nonperforming loans	687	1,577

Foreclosed real estate - residential	594	434
Total nonperforming assets	$1,281	$2,011

Total nonperforming loans to total loans	0.87%	2.08%
Total nonperforming loans to total assets	0.71	1.65
Total nonperforming assets to total assets	1.32	2.10

There were no troubled debt restructurings included in the nonaccrual loan category at any of the dates presented. We did not have any accruing loans past due 90 days or more at the dates presented above.

There were no nonaccrual loans at March 31, 2016. Nonaccrual loans at March 31, 2015 consisted of two loans secured by single-family, owner occupied properties, two loans secured by single-family, non-owner occupied properties and one multi-family property loan. While there was an decrease in nonaccrual loans from 2015, the level of nonaccrual loans continues to be masked by a state, regional and local economy hampered by higher unemployment than the national average and slower economic recovery directly related to the State of Illinois’ troublesome deficit and lack of fiscal responsibility.

Accruing troubled debt restructurings decreased $487,000 to $687,000 at March 31, 2016 from $1.2 million at March 31, 2015 as payments continue to be made under the terms of the modified agreements. Troubled debt restructurings at March 31, 2016 consist of one loan secured by a single-family, owner occupied property and two loans secured by a single-family, non-owner occupied property.

Interest income that would have been recorded for the year ended March 31, 2015 had nonaccruing loans been current at March 31, 2015 according to their original terms amounted to $9,000. Income related to nonaccrual loans included in interest income for the year ended March 31, 2015 was $6,000. There were no nonaccrual loans at March 31, 2016.

At March 31, 2016, there were no other loans known to management which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or impaired.

Foreclosed real estate increased to $594,000 at March 31, 2016 from $434,000 at March 31, 2015 as a result of a foreclosure of a single-family dwelling. As a result of this acquisition, $10,000 was charged to the provision for loan loss. We disposed of one single-family residence and one multi-family residence during the year ended March 31, 2016. As a result of the sales, $14,000 was charged to operations of foreclosed real estate.

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

Table 14: Classified Assets

	March 31,
(Dollars in thousands)	2016	2015
Special mention assets	$-	$-
Substandard assets	1,281	2,011
Doubtful assets	-	-
Loss assets	-	-
Total classified assets	$1,281	$2,011

Substandard assets at March 31, 2016 included one loan secured by a single- family owner occupied property, two loans secured by a single- family, non-owner occupied property and three foreclosed properties secured by two single- family residences and one multi-family residence.

Substandard assets at March 31, 2015 included four loans secured by single- family owner occupied properties, four loans secured by single- family, non-owner occupied properties, one multi- family property loan, and two foreclosed properties secured by single- family residences.

For information regarding Tempo Bank’s loan portfolio aging analysis please refer to the table contained in Note 3 to Consolidated Financial Statements.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is to absorb probable losses inherent in the loan portfolio. The frequency we evaluate the need for loan loss allowances is on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

The allowance for loan losses consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. Appraisals are performed by a list of independent, certified appraisers to obtain fair values on non-homogenous loans secured by real estate. The appraisals are generally obtained when market conditions change and at a time a loan becomes impaired. The general component covers non-impaired loans and is based on the historical loan loss experience for the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Company’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 15: Allocation of Allowance for Loan Losses

	March 31,
	2016		2015
(Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Single-family, owner occupied	$116	80.09%	$162	80.82%
Single-family, non-owner occupied	25	11.39	33	10.77
Multi-family	2	1.14	2	0.95
Commercial real estate	5	3.36	6	3.80
Land	2	1.47	3	1.60
Consumer	3	2.55	3	2.06
Unallocated	40	-	33	-
Total allowance for loan losses	$193	100.00%	$242	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. In addition, the OCC, as an integral part of its examination process, may require us to make additional provisions for loan losses based on judgments different from ours. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Table 16: Analysis of Loan Loss Experience

Analysis of Loan Loss Experience	Years Ended March 31,
(Dollars in thousands)	2016	2015
Allowance at beginning of period	$242	$304

Provision for (credit to) loan losses	(12)	(62)

Charge-offs:
Single-family, non-owner occupied	(10)	-
Multi-family	(27)	-
Total charge-offs	(37)	-

Recoveries:
Single-family, owner occupied	-	-
Total recoveries	-	-
Net charge-offs	(37)	-

Allowance at end of period	$193	$242

Allowance to nonperforming loans	28.09%	15.35%
Allowance to total loans	0.24	0.32
Net charge-offs to average loans outstanding	0.05	-

The net charge-offs for the fiscal year 2016 relate primarily to one single-family, non-owner occupied loan, and to a multi-family loan. There were no net charge-offs for fiscal year 2015.

The allowance to nonperforming loans ratio at March 31, 2016 increased due to a decrease in nonperforming loans to $687,000 at March 31, 2016 from $1.6 million at March 31, 2015, as there were no nonaccrual loans at March 31, 2016 and one single- family, owner occupied loan paid off during the year ended March 31, 2016

Interest Rate Risk Management. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes originating balloon loans or loans with adjustable interest rates and core deposit products.

We have an Asset/Liability Management Committee to coordinate all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We use a net market value methodology provided by an outside consulting firm to review our level of interest rate risk. This methodology measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decreases in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in the net portfolio value of the Bank at March 31, 2016 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Table 17: NPV Analysis

		At March 31, 2016
		Net Portfolio Value		Net Portfolio Value as % of
		(Dollars in thousands)		Portfolio Value of Assets
Basis Point ("bp")		Estimated
Change in Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
300	bp	$9,934	$(6,757)	(40.48)%	11.35%	(560	) bp
200		11,845	(4,846)	(29.03)	13.00	(395)
100		13,889	(2,802)	(16.79)	14.65	(230)
50		16,293	(398)	(2.38)	16.85	(10)
0		16,691	-	-	16.95	-
-50		16,666	(25)	(0.15)	16.67	(28)
-100		16,083	(608)	(3.64)	15.88	(107)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $14.6 million. In addition, at March 31, 2016, we had the ability to borrow an additional $40.6 million from the Federal Home Loan Bank. At March 31, 2016, we had $5.0 million of advances outstanding with a single maturity due in February 2017.

In addition, an unsecured open line credit of $2.0 million exists with Quad City Bank and Trust, Davenport, Iowa. The establishment of this credit line is in conjunction with the Bank’s liquidity and contingency funding plans.

A significant use of our liquidity is the funding of loan originations. At March 31, 2016, we had fixed-rate mortgage loan commitments of $1.2 million. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2016 totaled $13.0 million, or 32.3% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in an extended low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Sugar Creek Financial is a separate legal entity from Tempo Bank and must provide for its own liquidity. In addition to its operating expenses, Sugar Creek Financial is responsible for paying any dividends declared to its shareholders. Sugar Creek Financial’s liquidity may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the investment of the net proceeds from its initial public offering. The amount of dividends that Tempo Bank may declare and pay to Sugar Creek Financial in any calendar year, without the receipt of prior approval from the Federal Reserve but with prior notice to the Federal Reserve and the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2016, Sugar Creek Financial had liquid assets of $792,000.

Capital Management. Tempo Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016, Tempo Bank exceeded all of its regulatory capital requirements. Tempo Bank is considered “well capitalized” under regulatory guidelines. See note 10 of Notes to Consolidated Financial Statements and “Supervision and Regulation—Federal Banking—Regulation Capital Requirements.”

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, see note 11 of Notes to Consolidated Financial Statements.

For the years ended March 31, 2016 and 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 1 (l) – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of March 31, 2016, the Company’s internal control over financial reporting is effective, based on those criteria.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets as of March 31, 2016 and 2015;

(C)	Consolidated Statements of Earnings for the years ended March 31, 2016 and 2015;

(D)	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2016 and 2015;

(E)	Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp.(1)
3.2	Bylaws of Sugar Creek Financial Corp.(2)
4.0	Form of Common Stock Certificates of Sugar Creek Financial Corp.(2)
10.1	Employment Agreement between Sugar Creek Financial Corp. and Robert J. Stroh, Jr.(3)
10.2	Employment Agreement between Tempo Bank and Robert J. Stroh, Jr.(3)
10.3	Employment Agreement between Sugar Creek Financial Corp. and Francis J. Eversman(3)
10.4	Employment Agreement between Tempo Bank and Francis J. Eversman(3)
10.5	Sugar Creek Financial Corp. 2015 Restricted Stock Plan(4)
21.0	Subsidiaries of Sugar Creek Financial Corp.(5)
23.0	Consent of Independent Registered Public Accounting Firm
31.0	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials from the Annual Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the exhibits filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2013.
(2)	Incorporated by reference into this document from the exhibits filed with the Registration Statement on Form S-1 (SEC File No. 333-192700), and amendments thereto.
(3)	Incorporated by reference into this document from the exhibits filed with the Current Report on Form 8-K, filed on June 30, 2014
(4)	Incorporated by reference into this document from Appendix A to the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.
(5)	Incorporated by reference to Part I of this Form 10-K − “Business―Subsidiaries.”

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

CERTIFIED PUBLIC ACCOUNTANTS

10411 CLAYTON ROAD

ST. LOUIS, MISSOURI 63131

Audit Committee, Board of Directors and Stockholders

Sugar Creek Financial Corp.

Trenton, Illinois

We have audited the accompanying consolidated balance sheets of Sugar Creek Financial Corp. (“Company”) as of March 31, 2016 and 2015, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sugar Creek Financial Corp. as of March 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Michael Trokey & Company, P.C.

St. Louis, Missouri

June 27, 2016

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,
	2016	2015
Assets

Cash and due from banks	$2,248,602	$3,596,926
Federal funds sold	10,359,296	11,580,000
FHLB daily investment account	2,011,704	1,543,082
Cash and cash equivalents	14,619,602	16,720,008
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $193,403 and $242,103 at March 31, 2016 and 2015, respectively	79,083,417	75,463,746
Premises and equipment, net	1,158,680	1,198,459
Foreclosed real estate	593,762	434,367
Accrued interest receivable on loans	246,161	257,576
Other assets	322,215	331,950
Total assets	$97,189,350	$95,571,619

Liabilities and Stockholders' Equity

Deposits	$78,858,005	$76,290,961
Accrued interest payable on deposits	69,236	50,070
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	456,353	428,485
Other liabilities	284,639	297,680
Deferred tax liability	208,108	220,108
Total liabilities	84,876,341	82,287,304
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized and 865,495 and 949,245 shares issued and outstanding at March 31, 2016 and 2015, respectively	8,655	9,492
Additional paid-in capital	5,553,764	6,124,848
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(388,137)	(432,527)
Retained earnings - substantially restricted	7,138,727	7,582,502
Total stockholders' equity	12,313,009	13,284,315
Total liabilities and stockholders' equity	$97,189,350	$95,571,619

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings

	Years Ended March 31,
	2016	2015
Interest income:
Loans receivable	$3,267,627	$3,312,583
Stock in FHLBC	7,331	5,828
Other interest-earning assets	42,808	23,004
Total interest income	3,317,766	3,341,415
Interest expense:
Deposits	649,015	458,591
Advances from FHLBC	239,425	238,771
Total interest expense	888,440	697,362
Net interest income	2,429,326	2,644,053
Provision for (credit to) loan losses	(11,700)	(62,000)
Net interest income after provision for (credit to) loan losses	2,441,026	2,706,053
Noninterest income:
Loan service charges	19,765	24,293
Service charges on deposit accounts	95,497	94,123
Other	16,081	13,039
Total noninterest income	131,343	131,455
Noninterest expense:
Compensation and benefits	1,323,859	1,331,995
Occupancy expense	134,823	140,118
Advertising	33,564	53,726
Equipment and data processing	409,228	395,208
FDIC premium expense	65,108	47,260
Operations of foreclosed real estate, net	25,578	85,458
Professional and regulatory fees	185,384	140,505
Other	284,359	283,431
Total noninterest expense	2,461,903	2,477,701
Earnings before income tax expense	110,466	359,807
Income tax expense	39,890	149,528
Net earnings	$70,576	$210,279

Basic and diluted earnings per share	$0.08	$0.24
Dividends per share	$0.12	$-

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 31, 2016 and 2015

				Common
		Additional		Stock		Total
	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2014	$9,069	$3,288,508	$(85,638)	$(183,670)	$7,372,223	$10,400,492

Net earnings	-	-	-	-	210,279	210,279

Treasury stock retired pursuant to reorganization	-	(85,638)	85,638	-	-	-

Amortization of ESOP awards	-	8,456	-	50,813	-	59,269

Cancellation of Old Sugar Creek Financial Corp. shares	(9,069)	9,069	-	-	-	-

Net proceeds from stock offering	9,492	2,904,453	-	(299,670)	-	2,614,275

Balance at March 31, 2015	9,492	6,124,848	-	(432,527)	7,582,502	13,284,315

Net earnings	-	-	-	-	70,576	70,576

Dividends, $0.12 per share	-	-	-	-	(107,513)	(107,513)

Repurchase of common stock	(837)	(585,412)	-	-	(406,838)	(993,087)

Amortization of ESOP awards	-	14,328	-	44,390	-	58,718

Balance at March 31, 2016	$8,655	$5,553,764	$-	$(388,137)	$7,138,727	$12,313,009

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2016	2015

Cash flows from operating activities:
Net earnings	$70,576	$210,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	94,458	93,212
Provision for (credit to) loan losses	(11,700)	(62,000)
Provision for losses on foreclosed real estste	13,878	68,712
ESOP expense	58,718	59,269
Amortization of deferred loan fees, net	(22,121)	(15,949)
Decrease (increase) in accrued interest receivable	11,415	(16,165)
Decrease in other assets	9,735	438,199
Increase (decrease) in:
Accrued interest payable on deposits	19,166	11,699
Other liabilities	(13,041)	(4,242)
Deferred tax liability	(12,000)	20,000
Net cash provided by operating activities	219,084	803,014
Cash flows from investing activities:
Net increase (decrease) in loans receivable	(3,775,694)	(2,101,051)
Purchase of premises and equipment	(54,679)	(146,325)
Proceeds from sale of (additions to) foreclosed real estate	16,571	353,734
Net cash used for investing activities	(3,813,802)	(1,893,642)
Cash flows from financing activities:
Net (decrease) increase in deposits	2,567,044	(1,509,861)
Increase (decrease) in advances from borrowers for taxes and insurance	27,868	58,394
Dividends, $0.12 per share	(107,513)	-
Repurchase of common stock	(993,087)	-
Proceeds from sale of common stock	-	2,614,275
Net cash provided by financing activities	1,494,312	1,162,808
Net (decrease) increase in cash and cash equivalents	(2,100,406)	72,180
Cash and cash equivalents at beginning of year	16,720,008	16,647,828
Cash and cash equivalents at end of year	$14,619,602	$16,720,008

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$885,566	$685,662
Federal and state income taxes	45,000	58,000
Noncash transactions:
Real estate acquired in settlement of loans	343,844	152,109
Financing of foreclosed real estate	154,000	50,000
Retirement of repurchased common stock	993,087	-
Retirement of treasury stock	$-	$85,638

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

At March 31, 2016 and 2015 and

For the Years Ended March 31, 2016 and 2015

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

On April 8, 2014, Sugar Creek Financial Corp. (the “Company”), the Maryland-chartered holding company for Tempo Bank (the “Bank”), completed the “second step” conversion of the Bank from the mutual holding company to the stock holding company form of organization (the “Conversion”) pursuant to an Amended and Restated Plan of Conversion and Reorganization. Upon completion of the Conversion, the Company became the holding company for the Bank and 535,127 shares of common stock, par value $0.01 per share, of the Company were sold in subscription and community offerings to certain depositors of the Bank and other investors for $7.00 per share. Further, approximately 414,118 additional shares of the Company’s common stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for the outstanding shares of common stock of Sugar Creek Financial Corp. (“Old Sugar Creek Financial Corp.”), the former federally-chartered mid-tier holding company for the Bank, held by persons other than Sugar Creek MHC. In the Conversion, each share of common stock of Old Sugar Creek Financial Corp. was converted into the right to receive 1.0453 shares of common stock.

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

b. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and the FHLBC daily investment account, all with original maturities of three months or less. The Company maintains cash in correspondent bank accounts which at times exceed federally insured limits. The Company’s management monitors the balances in these accounts and periodically assesses the financial condition of the correspondent banks. Interest-bearing funds in cash and cash equivalents were $12,371,000 and $13,123,082 at March 31, 2016 and 2015, respectively.

c. Stock in FHLBC is recorded at cost, which represents redemption value. The Bank is required by law to own stock in the FHLBC and at March 31, 2016 had $569,613 of FHLBC stock, which is in excess of the amount required as a condition of membership or for borrowings from the FHLBC.

FHLBC stock is evaluated for impairment in accordance with FASB ASC 942-325-35, “Financial Services-Depository and Lending-Investments-Other.” Determination of whether the FHLBC stock is impaired Is based on the assessment of the ultimate recoverability of cost rather than by recognizing declines in value. The determination of whether a decline affects the ultimate recoverability of costs is influenced by the significance of the decline in net assets compared to the capital of the FHLBC and the length of time this situation has persisted; the ability of the FHLBC to make payments required by law or regulation and operating performance; the impact of legislative and regulatory changes on member institutions and customer base and the liquidity of the FHLBC. Management believes that no impairment charge on FHLBC stock was necessary at March 31, 2016.

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

The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured under FASB ASC 310-10-35, “Receivables,” include nonaccrual income property loans, large nonaccrual single- family loans and troubled debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. A loan classified as a troubled debt restructuring will generally retain such classification until paid in full. However, a troubled debt restructuring that is performing with its modified terms for a sustained period of one year and yields a market rate of interest at the time of the restructuring is removed from such classification.

Allowance for loan losses is available to absorb losses incurred on loans receivable and represents additions charged to expense, less net charge-offs. Loans are charged-off in the period deemed uncollectible. Recoveries of loans previously charged-off are recorded when received. The allowance for loan losses consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers non-impaired loans and is based on the historical loan loss experience for the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions. Management believes that all known and inherent losses in the loan portfolio that are probable and reasonable to estimate have been recorded as of each balance sheet date.

e. Premises and equipment are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated lives are fifteen to forty years for the office buildings and improvements and three to ten years for furniture and equipment.

f. Foreclosed real estate is carried at fair value, less estimated selling costs. Costs relating to improvement of foreclosed real estate are capitalized. Income and expenses from operations of foreclosed real estate and provision for losses are included in noninterest expense.

g. Interest on loans receivable is accrued as earned. Interest on loans receivable deemed uncollectible is excluded from income until collected. When a loan is classified as nonaccrual, accrued interest is reversed against current income. Subsequent collection of interest on nonaccrual loans is applied against principal using the cost recovery method or interest that is recognized on the cash basis method. Accrual of interest is resumed on previously classified nonaccrual loans, when there is no longer any reasonable doubt as to the timely collection of interest.

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

i. The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. For ESOP shares committed to be released, the Company recognizes compensation expense equal to the average fair value of the shares committed to be released during the period in accordance with the provisions of FASB ASC 718-40-30, “Compensation-Stock Compensation-Employee Stock Ownership Plans.” To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid-in capital.

Compensation expense for restricted stock is recognized based on the fair value of awards at the grant date and is recognized on a straight-line basis over the requisite service period, defined as the vesting period.

j. Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding.

	Years Ended March 31,
	2016	2015
Basic and diluted earnings per share:

Net earnings	$70,576	$210,279

Weighted-average basic and diluted shares	878,322	889,902

Basic and diluted earnings per share	$0.08	$0.24

k. The Company evaluates events and transactions that occur after the balance sheet date but before the date the financial statements are issued. The Company recognizes in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. The Company has evaluated subsequent events through June 27, 2016 and noted no subsequent events requiring financial statement recognition or disclosure.

l. The following paragraphs summarize recent accounting pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The provisions of ASU 2016-02 was issued to increase transparency and comparability among entities by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and disclosing key information about leasing arrangements. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting.” The provisions of ASU 2016-09 simplify several aspects for share-based payment transactions, including income tax consequences, forfeitures, statutory tax withholding requirements and classifications of the income tax effects of certain share-based payment transactions in the statement of cash flows. ASU 2016-09 eliminates equity treatment for tax benefits or deficiencies that result from differences between compensation costs recognized for GAAP purposes and the related tax deduction and require such differences be recognized as income tax expense. Since excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method will exclude the amount of excess tax benefits when calculating earnings per share. Under ASU 2016-09, forfeitures can be estimated and considered in the accrual of compensation expense, as in current practice, or accounted for as they occur. In addition, for awards to qualify as equity instruments the employer must have a statutory obligation to withhold taxes on the employee’s behalf and the withholdings cannot exceed the maximum statutory tax rates in the applicable jurisdictions. Excess tax benefits are now classified as operating activities and cash paid by an employer when directly withholding shares for tax-withholding purposes is classified as a financing activity. Since the Company qualifies as an emerging growth company, ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326).” The provisions of ASU 2016-13 was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable initial recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets.

For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense.

Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security.

Since the Company qualifies as an emerging growth company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

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

The financial statements have been prepared in conformity with U.S. GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the periods covered. Actual results could differ significantly from these estimates and assumptions.

The Bank's operations are affected by interest rate risk, credit risk, market risk and regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. The Bank uses a net market value methodology provided by an outside consulting firm to measure its interest rate risk exposure and potential decline in the net portfolio value of the Bank. Net portfolio value is the present value of expected net cash flows from the Bank's assets, liabilities and off-balance sheet contracts. Credit risk is the risk of default on the Bank's loan portfolio that results from inability or unwillingness of borrowers to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Bank.

The Bank is subject to periodic examination by the OCC that may require the Bank to record increases in the allowance for loan losses based on its evaluation of available information. There can be no assurance that the Bank’s regulator will not require further increases. They are not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of the Bank’s management.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

(3) Loans Receivable, Net

Loans receivable, net, are summarized as follows:

	At March 31,
	2016	2015

Real estate loans:
Single-family, owner occupied	$63,558,503	$61,255,147
Single-family, non-owner occupied	9,038,252	8,162,534
Multi-family, 5 or more units	909,057	721,130
Commercial	2,664,961	2,878,651
Land	1,164,847	1,212,874
Consumer loans	2,023,413	1,562,398
	79,359,033	75,792,734
Allowance for losses	(193,403)	(242,103)
Deferred loan fees, net	(82,214)	(86,885)
Total loans	$79,083,416	$75,463,746

The weighted-average rate on loans was 4.19% and 4.36% at March 31, 2016 and 2015, respectively. Balloon and adjustable-rate loans in the loan portfolio amounted to $37,896,042 and $36,219,383 at March 31, 2016 and 2015, respectively.

The risk characteristics of each loan portfolio segment are as follows:

Single- family, owner occupied

Single- family, owner occupied loans are underwritten based on the applicant’s employment and credit history and the appraised value of the property. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Single- family, non-owner occupied

Single- family, non-owner occupied loans carry greater inherent risks than single- family, owner occupied loans, since the repayment ability of the borrower is reliant on the adequacy of the income generated from the property.

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

The following presents by portfolio segment, the activity in allowance for loan losses for the years ended March 31, 2016 and 2015:

	Allowance for Loan Losses
	Beginning	Provision (credit)			Ending
	Balance	for Losses	Charge-offs	Recoveries	Balance
Year ended March 31, 2016:
Real estate loans:
Single-family, owner occupied	$162,403	$(46,391)	$-	$-	$116,012
Single-family, non-owner occupied	33,206	2,724	(10,000)	-	25,930
Multi-family, 5 or more units	1,500	27,100	(27,000)	-	1,600
Commercial	5,986	(1,296)	-	-	4,690
Land	2,521	(471)	-	-	2,050
Consumer loans	2,954	(260)	-	-	2,694
Unallocated	33,533	6,894	-	-	40,427
	$242,103	$(11,700)	$(37,000)	$-	$193,403

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

	Allowance for Loan Losses
	Beginning	Provision (credit)			Ending
	Balance	for Losses	Charge-offs	Recoveries	Balance
Year ended March 31, 2015:
Real estate loans:
Single-family, owner occupied	$209,010	$(46,607)	$-	$-	$162,403
Single-family, non-owner occupied	52,576	(19,370)	-	-	33,206
Multi-family, 5 or more units	2,356	(856)	-	-	1,500
Commercial	8,971	(2,985)	-	-	5,986
Land	4,677	(2,156)	-	-	2,521
Consumer loans	4,420	(1,466)	-	-	2,954
Unallocated	22,093	11,440	-	-	33,533
	$304,103	$(62,000)	$-	$-	$242,103

The following presents by portfolio segment, the recorded investment in loans and impairment method at March 31, 2016 and 2015:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$5,000	$111,012	$116,012	$483,589	$63,074,914	$63,558,503
Single-family, non-owner occupied	10,380	15,550	25,930	203,330	8,834,922	9,038,252
Multi-family, 5 or more units	-	1,600	1,600	-	909,057	909,057
Commercial	-	4,690	4,690	-	2,664,961	2,664,961
Land	-	2,050	2,050	-	1,164,847	1,164,847
Consumer loans	-	2,694	2,694	-	2,023,413	2,023,413
Unallocated	-	40,427	40,427	-	-	-
	$15,380	$178,023	$193,403	$686,919	$78,672,114	$79,359,033

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$37,000	$125,403	$162,403	$1,209,527	$60,045,620	$61,255,147
Single-family, non-owner occupied	16,665	16,541	33,206	239,842	7,922,692	8,162,534
Multi-family, 5 or more units	-	1,500	1,500	127,623	593,507	721,130
Commercial	-	5,986	5,986	-	2,878,651	2,878,651
Land	-	2,521	2,521	-	1,212,874	1,212,874
Consumer loans	-	2,954	2,954	-	1,562,398	1,562,398
Unallocated	-	33,533	33,533	-	-	-
	$53,665	$188,438	$242,103	$1,576,992	$74,215,742	$75,792,734

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following presents impaired loans and allocated allowance for loan losses based upon class levels and average recorded investment:

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At March 31, 2016
Real estate loans:
Single-family, owner occupied	$483,589	$-	$483,589	$483,589	$5,000
Single-family, non-owner occupied	203,330	-	203,330	203,330	10,380
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$686,919	$-	$686,919	$686,919	$15,380

The average recorded investment on impaired loans for the year ended March 31, 2016 included: single- family, owner occupied of $488,379 and single- family non-owner occupied of $205,483.

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

The average recorded investment on impaired loans for the year ended March 31, 2015 included: single- family, owner occupied of $1,219,813, single- family, non-owner occupied of $227,375 and multi-family of $53,176.

For the years ended March 31, 2016 and 2015, gross interest income that would have been recorded had the impaired loans been current in accordance with their original terms was $28,669 and $49,201, respectively. Interest recognized on such loans for the years ended March 31, 2016 and 2015 was $26,525 and $45,098, respectively.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following presents nonperforming loans based upon class level at March 31, 2016 and 2015:

Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$-	$-	$483,589	$483,589
Single-family, non-owner occupied	-	-	203,330	203,330
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$-	$-	$686,919	$686,919

	Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$262,807	$-	$946,720	$1,209,527
Single-family, non-owner occupied	32,206	-	207,636	239,842
Multi-family, 5 or more units	127,623	-	-	127,623
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$422,636	$-	$1,154,356	$1,576,992

One single- family, owner occupied loan classified as an accruing troubled debt restructuring (“TDR”) in the amount of $453,553 at March 31, 2015, was paid off in July, 2015.

There were no new TDRs during the years ended March 31, 2016 and 2015.

The following presents a summary of troubled debt restructurings at March 31, 2016 and 2015:

	March 31,
	2016		2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Real estate loans:
Single-family, owner occupied	1	$483,589	2	$946,720
Single-family, non-owner occupied	2	203,330	2	207,636
	3	$686,919	4	$1,154,356

At March 31, 2016, there was no recorded investment in single- family real estate loans that are in the process of foreclosure according to the local jurisdiction requirements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following presents the Bank's loan portfolio aging analysis as of March 31, 2016 and 2015:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$597,118	310,932	-	$62,650,453	$63,558,503
Single-family, non-owner occupied	121,440	203,330	-	8,713,482	9,038,252
Multi-family, 5 or more units	-	-	-	909,057	909,057
Commercial	-	-	-	2,664,961	2,664,961
Land	-	-	-	1,164,847	1,164,847
Consumer loans	18,046	2,660	-	2,002,707	2,023,413
	$736,604	$516,922	$-	$78,105,507	$79,359,033

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$1,032,922	$41,745	$262,807	$59,917,673	$61,255,147
Single-family, non-owner occupied	-	186,457	32,206	7,943,871	8,162,534
Multi-family, 5 or more units	-	-	127,623	593,507	721,130
Commercial	-	-	-	2,878,651	2,878,651
Land	-	-	-	1,212,874	1,212,874
Consumer loans	26,221	3,944	-	1,532,233	1,562,398
	$1,059,143	$232,146	$422,636	$74,078,809	$75,792,734

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

The following presents the credit risk profile for the Bank's loan portfolio based upon rating category at March 31, 2016 and 2015:

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$-	$483,589	$-	$-	$63,074,914	$63,558,503
Single-family, non-owner occupied	-	203,330	-	-	8,834,922	9,038,252
Multi-family, 5 or more units	-	-	-	-	909,057	909,057
Commercial	-	-	-	-	2,664,961	2,664,961
Land	-	-	-	-	1,164,847	1,164,847
Consumer loans	-	-	-	-	2,023,413	2,023,413
	$-	$686,919	$-	$-	$78,672,114	$79,359,033

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2015:
Real estate loans:
Single-family, owner occupied	$-	$1,209,527	$-	$-	$60,045,620	$61,255,147
Single-family, non-owner occupied	-	239,842	-	-	7,922,692	8,162,534
Multi-family, 5 or more units	-	127,623	-	-	593,507	721,130
Commercial	-	-	-	-	2,878,651	2,878,651
Land	-	-	-	-	1,212,874	1,212,874
Consumer loans	-	-	-	-	1,562,398	1,562,398
	$-	$1,576,992	$-	$-	$74,215,742	$75,792,734

Following is a summary of activity for loans to directors, executive officers and associates of such persons:

	Years Ended March 31,
	2016	2015

Balance, beginning of year	$3,175,690	$3,248,771
Additions	928,000	595,995
Repayments	(435,009)	(669,076)
Balance, end of year	$3,668,681	$3,175,690

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

(4)	Premises and Equipment, Net

Premises and equipment, net, are summarized as follows:

	At March 31,
	2016	2015

Land	$349,032	$349,032
Land for possible future branch location	152,263	152,263
Office buildings and improvements	1,660,034	1,613,203
Furniture and equipment	459,258	790,164
	2,620,587	2,904,662
Less accumulated depreciation	1,461,907	1,706,203
	$1,158,680	$1,198,459

Depreciation expense for the years ended March 31, 2016 and 2015 was $94,458 and $93,212, respectively.

(5)	Foreclosed Real Estate

Foreclosed real estate is summarized as follows:

	March 31,
	2016	2015

Foreclosed real estate - residential	$593,762	$434,367

Activity in foreclosed real estate is summarized as follows:

	Years Ended March 31,
	2016	2015

Beginning balance	$434,367	$754,704
Loans to foreclosed real estate	343,844	152,109
Foreclosed real estate to loans	(154,000)	(50,000)
Provision for losses	(13,878)	(68,712)
(Proceeds from sale) additions, net	(16,571)	(353,734)
Ending balance	$593,762	$434,367

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

(6)	Deposits

Deposits are summarized as follows:

	At March 31,
Description and Weighted-average Rate	2016	2015

Non-interest bearing NOW accounts	$3,835,067	$3,717,893
NOW accounts, .15% and .16%	6,887,003	6,740,640
Savings accounts, .22% and .25%	14,556,588	14,196,652
Money market accounts, .37% and .47%	13,217,048	16,384,582
Total transaction accounts	38,495,706	41,039,767
Certificates:
0.01 - 1.00%	9,041,133	13,145,671
1.01 - 2.00%	31,043,967	21,623,726
2.01 - 3.00%	277,199	481,797
Total certificates, 1.42% and 1.16%	40,362,299	35,251,194
Total deposits, .84% and .69%	$78,858,005	$76,290,961

The aggregate amount of certificates in denominations of $250,000 or more at March 31, 2016 and 2015 were $4,110,217 and $1,750,856, respectively.

There were no brokered deposits at March 31, 2016 or 2015.

Certificate maturities are summarized as follows:

	At March 31,
	2016	2015

First year	$13,040,248	$17,089,555
Second year	14,023,455	5,406,160
Third year	8,154,512	5,990,269
Fourth year	3,753,046	2,990,837
Fifth year	1,391,038	3,774,373
	$40,362,299	$35,251,194

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Interest expense on deposits is summarized as follows:

	Years Ended March 31,
	2016	2015

NOW accounts	$10,271	$10,117
Savings accounts	34,616	34,277
Money market accounts	63,704	81,983
Certificates	540,424	332,214
	$649,015	$458,591

(7)	Advances from FHLBC

Advances from FHLBC are summarized as follows:

		At March 31,
Final Maturity Date	Interest Rate	2016	2015

February 13, 2017	4.71%	$5,000,000	$5,000,000

At March 31, 2016, advances were secured by FHLBC stock and single- family residential mortgage loans with a collateral loan value totaling $45.6 million. At March 31, 2016, the Bank had remaining credit available under the FHLBC advance program of $40.6 million.

In addition, a $2.0 million unused open line advance exists with Quad City Bank and Trust in Davenport, Iowa.

(8)	Income Taxes

Retained earnings at March 31, 2016 and 2015 includes $888,000 representing tax bad debt deductions for which no provision for federal income tax has been made. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to Federal income taxes at the then prevailing corporate rate.

The provision for income taxes differs from the Federal statutory corporate tax rate of 34% as follows:

	Years Ended March 31,
	2016	2015

Federal statutory income tax rate	34.0%	34.0%
Increases (decreases) in tax rate:
State taxes, net of Federal tax benefit	6.0	6.2
ESOP expense - nondeductible	4.4	0.8
Surtax exemption	(9.7)	-
Other, net	1.4	0.6
Tax rate	36.1%	41.6%

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The components of the net deferred tax liability are summarized as follows:

	At March 31,
	2016	2015

Deferred tax liabilities:
FHLB stock dividends	$99,636	$99,636
Tax over book depreciation	133,351	150,920
Accrued income and expense	82,964	90,760
Total deferred tax liabilities	315,951	341,316
Deferred tax assets:
Allowance for losses on loans	(75,427)	(94,420)
Book over tax ESOP expense	(26,154)	(24,417)
Other	(6,262)	(2,371)
Total deferred tax assets	(107,843)	(121,208)
Net deferred tax liability	$208,108	$220,108

Income taxes are summarized as follows:

	Years Ended March 31,
	2016	2015
Current:
Federal	$38,819	$100,855
State	13,071	28,673
	51,890	129,528
Deferred:
Federal	(10,000)	15,000
State	(2,000)	5,000
	(12,000)	20,000
Total income taxes	$39,890	$149,528

The Company is subject to U.S. Federal income taxes and State of Illinois income taxes. Tax years ended March 31, 2013 through March 31, 2016 remain open to examination by these jurisdictions. At March 31, 2016, there was no accrual for uncertain tax positions or related interest.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

As of June 30, 2015 and 2014 (the two most recent plan year-ends), the Pentegra DB Plan was 105.06% and 110.76% funded. The Bank’s contributions during the plan years ended June 30, 2015 and 2014 represented less than 5% of the total contributions to the Pentegra DB Plan. During the years ended March 31, 2016 and 2015, the Bank’s cash contributions made to the Pentegra DB Plan, including administrative costs, were $165,000 and $150,028, respectively.

Since this is a multiemployer plan, the plan’s administrators are unable to determine the actuarial present value of benefits attributable to the Bank’s participants. The Bank had a funding surplus of $196,004 and $375,949 at June 30, 2015 and 2014, respectively. Pension expense was $117,014 and $130,949 for the years ended March 31, 2016 and 2015, respectively.

Defined Contribution Plan

The Bank has a defined contribution plan which covers substantially all employees. Participants may contribute up to 20% of salary, subject to Internal Revenue Code limitations. The Bank matches the employee contribution, up to 4% of salary and employees are fully vested in such contributions at all times. Participants are fully vested in the Bank’s contributions after three years of service. Participants are 0% vested prior to completing three years of service. Plan expense was $27,938 and $27,855 for the years ended March 31, 2016 and 2015, respectively.

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

The ESOP was originally established with the purchase of 35,549 shares of common stock in the offering completed in April 2007 using the proceeds of a loan from the former mid-tier Old Sugar Creek Financial Corp. The Bank has been making annual payments of principal and interest over a term of fifteen years at an annual rate of 8.25%. On April 18, 2014 as part of a second step stock offering, the allocated and unallocated shares from this ESOP were exchanged for shares of the Company at an exchange rate of 1.0453 to 1. This resulted in the addition of 1,583 shares (724 shares allocated and 859 shares unallocated).

The ESOP has an additional loan from the Company to fund the purchase of 42,810 shares of common stock in connection with the second step conversion completed on April 18, 2014 under which the Bank makes principal and interest payments over a term of fifteen years at an annual rate of 3.25%. Both loans are secured by the shares of stock either exchanged or purchased as part of the offering. Shares of the Company’s stock purchased by the ESOP were deposited in the original trust and are being held until released for allocation to participants. Following this second step purchase, the ESOP trust holds shares in the amount of 79,342.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

ESOP shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP to the total compensation of all eligible participants. As the unearned shares are released from the trust, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent the fair value of the ESOP shares released differs from the cost of the shares, such amount is charged to or credited to equity as additional paid-in capital. For the years ended March 31, 2016 and 2015, the Company recognized $58,718 and $59,269, respectively, in compensation expense related to the ESOP.

ESOP shares are summarized as follows:

	At March 31,
	2016	2015

Allocated	27,376	22,045
Committed-to-be-allocated	1,332	1,332
Unallocated	50,634	55,965
Total ESOP Shares	79,342	79,342

Fair value of unallocated shares	$582,291	$587,633

Equity Incentive Plan

In November 2007 stockholders approved the Sugar Creek Financial Corp. 2007 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant to employees, officers and directors up to 62,211 shares of common stock, including 44,437 shares for stock options and 17,774 shares of restricted stock. In July 2008, the Board of Directors granted 17,774 shares of restricted stock to officers and directors of the Company. Shares of common stock to fund these awards were repurchased in the open market at an average price of $8.10. At July 25, 2013, the restricted stock awards were fully vested and there was no restricted stock award expense for the years ended March 31, 2016 or 2015. On April 18, 2014 as part of a second step offering, the 44,437 shares for stock options were exchanged for shares of the Company at an exchange rate of 1.0453 to 1. This resulted in 46,449 shares for stock options. No shares for stock options have been granted under the plan at March 31, 2016.

In August 2015 stockholders approved the Sugar Creek Financial Corp. 2015 Restricted Stock Plan (the “RS Plan”). Under the plan, the Company may grant to employees, officers and directors up to 21,400 shares of common stock as restricted stock. Shares of common stock to fund these awards will come from shares authorized but not yet issued and valued by the closing stock price on the grant date. Vesting will occur over a five year period beginning with the first anniversary of the grant date. No shares have been granted under the RS Plan at March 31, 2016.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

On November 12, 2015, the Board of Directors of the Company authorized the repurchase of up to $1.1 million of the outstanding shares of the Company’s common stock. During the year ended March 31, 2016, the Company repurchased 83,750 shares of common stock at an average price of $11.86 per share.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company and Bank. Under capital adequacy guidelines, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications of the Company and Bank are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At March 31, 2016, the Company and Bank met all capital adequacy requirements.

On July 9, 2013, the OCC approved rules that amended the regulatory capital rules applicable to the Company and Bank. The rules include new minimum risk-based capital and leverage ratios, which became effective January 1, 2015. The new minimum capital level requirements applicable to the Company and Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of 6% (increased from 4%); (iii) a total capital to risk-weighted assets ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and resulting in the following ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital to risk-weighted assets ratio of 8.5%; and, (iii) a total capital to risk-weighted assets ratio of 10.5%. The Tier 1 leverage ratio was unchanged at 4.0%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. The Company is exempt from the Basel III rules.

The Bank is also subject to the regulatory framework for prompt corrective action. At March 31, 2016, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the category of the Bank.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios under “Basel III” at March 31, 2016 and 2015 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2016:	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,186	23.7%	$4,077	8.625%	$4,727	10.0%

Tier 1 capital to risk-weighted assets	$10,993	23.3%	$3,132	6.625%	$3,782	8.0%

Common equity tier 1 capital to risk-weighted assets	$10,993	23.3%	$2,423	5.125%	$3,073	6.5%

Tier 1 capital to total assets	$10,993	11.4%	$3,854	4.000%	$4,817	5.0%

(1) Includes transition of capital conservation buffer.

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,672	24.9%	$3,757	8.0%	$4,696	10.0%

Tier 1 capital to risk-weighted assets	$11,430	24.3%	$2,818	6.0%	$3,757	8.0%

Common equity tier 1 capital to risk-weighted assets	$11,430	24.3%	$2,113	4.5%	$3,052	6.5%

Tier 1 capital to total assets	$11,430	12.2%	$3,756	4.0%	$4,695	5.0%

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. Loan commitments at March 31, 2016 to originate fixed-rate mortgage loans amounted to $1.2 million and carried fixed interest rates ranging from 3.25% to 4.125%.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At March 31, 2016 and 2015, the Company did not have any available for sale securities.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at March 31, 2016 and 2015 include impaired loans of $686,919, and $1,576,992, respectively, utilizing Level 3 inputs. The impaired loans are collateral dependent.

Following is a summary of the activity in the allowance for losses on impaired loans, including TDRs:

	Years Ended March 31,
	2016	2015

Balance, beginning of period	$53,665	$65,525
Loan charge-offs	(37,000)	-
Loan recoveries	-	-
Provision for (credit to) loan losses	(1,285)	(11,860)
Balance, end of period	$15,380	$53,665

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $593,762 and $434,367 at March 31, 2016 and 2015, respectively. Foreclosed real estate is initially recorded at fair value utilizing Level 2 units based on observable market data less costs to sell when acquired, establishing a new cost basis.

Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the fair values shown below:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
•	Stock in FHLBC is valued at cost, which represents historical redemption value and approximates fair value.
•	Fair values for the loan portfolio, certificates of deposit and advances from the FHLBC are computed using an analysis which considers the amount and timing of all future cash flows of the underlying instruments discounted at current market rates.
•	Fair values of non-maturing deposits, such as checking, NOW, savings and money market deposit accountsare computed using an analysis which uses decay rates to estimate the amount and timing of all future cash flows of the underlying instruments, which are discounted at current market rates.

•	The carrying amounts of accrued interest receivable and payable approximate fair value.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

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

There were no transfers between Level 1 and Level 2 categorizations or into or out of Level 3 categorization for the years presented.

The carrying amount, fair value and the financial hierarchy of the Company’s financial instruments are summarized in the following table. Fair values of financial instruments have been estimated by the Company based upon available market information with the assistance of an independent consultant.

	March 31,
	2016
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$14,619,602	$14,619,602	$14,619,602	$-	$-
Stock in FHLBC	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	79,083,417	81,221,342	-	80,534,423	686,919
Accrued interest receivable on loans	246,161	246,161	-	246,161	-
Deposits	78,858,005	75,150,936	-	75,150,936	-
Accrued interest on deposits	69,236	69,236	-	69,236	-
Advances from FHLBC	5,000,000	5,166,470	-	5,166,470	-

	March 31,
	2015
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$16,720,008	$16,720,008	$16,720,008	$-	$-
Stock in FHLBC	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	75,463,746	79,924,031	-	78,347,039	1,576,992
Accrued interest receivable on loans	257,576	257,576	-	257,576	-
Deposits	76,290,961	72,906,558	-	72,906,558	-
Accrued interest on deposits	50,070	50,070	-	50,070	-
Advances from FHLBC	5,000,000	5,353,750	-	5,353,750	-

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

(15)	Parent Company Only Financial Statements

The following parent only balance sheets, statements of earnings and statements of cash flows for Sugar Creek Financial Corp. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	March 31,
	2016	2015
Assets

Cash and cash equivalents	$791,896	$1,279,610
Investment in Bank	10,992,737	11,429,668
ESOP note receivable	454,748	494,685
Accrued interest receivable	6,050	6,596
Other assets	72,338	82,396
Total assets	$12,317,769	$13,292,955

Liabilities and Stockholders' Equity

Other liabilities	$4,760	$8,640
Common stock	8,655	9,492
Additional paid-in capital	5,553,764	6,124,848
Common stock acquired by ESOP	(388,137)	(432,527)
Retained earnings - substantially restricted	7,138,727	7,582,502
Total stockholders' equity	12,313,009	13,284,315
Total liabilities and stockholders' equity	$12,317,769	$13,292,955

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Statements of Earnings

	Years Ended March 31,
	2016	2015

Interest income on ESOP note receivable	$26,205	$27,628
Interest income on deposits	5,810	4,347
Total interest income	32,015	31,975
Dividend from Bank	600,000	-
Noninterest income	-	-
Noninterest expense	(78,200)	(82,333)
Earnings (loss) before income taxes and equity in undistributed earnings of Bank	553,815	(50,358)
Income tax benefit	12,410	19,931
Net earnings (loss) before equity in undistributed earnings of Bank	566,225	(30,427)
(Dividends in excess of current earnings of the Bank) equity in undistributed earnings of the Bank	(495,649)	240,706
Net earnings	$70,576	$210,279

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Statements of Cash Flows

	Years Ended March 31,
	2016	2015

Cash flows from operating activities:
Net earnings	$70,576	$210,279
Adjustments to reconcile net earnings to net cash used for operating activities:
Dividends in excess of current earnings of the Bank (equity in undistributed earnings of Bank)	495,649	(240,706)
(Increase) decrease in accrued interest receivable	546	(1,797)
Increase in other assets	10,058	(65,212)
(Decrease) increase in other liabilities	(3,880)	(4,380)
Net cash provided by (used for) operating activities	572,949	(101,816)
Cash flow from investing activities:
Capital contribution to Bank	-	(1,457,234)
Repayment of ESOP loan	39,937	40,858
Net cash provided by (used for) investing activities	39,937	(1,416,376)
Cash flow from financing activities:
Proceeds from sale of common stock	-	2,614,275
Cash dividends paid	(107,513)	-
Retirement of repurchased stock	(993,087)	-
Net cash (used for) provided by financing activities	(1,100,600)	2,614,275
Net increase (decrease) in cash and cash equivalents	(487,714)	1,096,083
Cash and cash equivalents at beginning of year	1,279,610	183,527
Cash and cash equivalents at end of year	$791,896	$1,279,610

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date:	June 27, 2016	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d)the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Stroh, Jr.	Chairman, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer) and Director	June 27, 2016
Robert J. Stroh, Jr.

/s/ Francis J. Eversman	President, Chief Operating Officer and Director	June 27, 2016
Francis J. Eversman

/s/ Timothy W. Deien	Director	June 27, 2016
Timothy W. Deien

/s/ Timothy P. Fleming	Director	June 27, 2016
Timothy P. Fleming

/s/ Henry C. Siekmann	Director	June 27, 2016
Henry C. Siekmann

/s/ Gary R. Schwend	Director	June 27, 2016
Gary R. Schwend

39