Form 10-Q
period 2016-06-30
Sugar Creek Financial Corp./MD/
filed 2016-08-12
CIK 1592407

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 28, 2016, the issuer had 864,524 shares of common stock outstanding.

Form 10-Q

i

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2016	2016
Assets

Cash and due from banks	$2,813,463	$2,248,602
Federal funds sold	9,449,812	10,359,296
FHLB daily investment account	1,439,876	2,011,704
Cash and cash equivalents	13,703,151	14,619,602
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $193,403 at June 30, 2016 and March 31, 2016, respectively	80,365,981	79,083,416
Premises and equipment, net	1,135,813	1,158,680
Foreclosed real estate	580,762	593,762
Accrued interest receivable on loans	254,401	246,161
Other assets	214,868	322,216
Total assets	$97,420,489	$97,189,350

Liabilities and Stockholders' Equity

Deposits	$79,093,330	$78,858,005
Accrued interest payable on deposits	68,109	69,236
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	362,854	456,353
Other liabilities	325,542	284,639
Deferred tax liability	208,108	208,108
Total liabilities	85,057,943	84,876,341
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized and 865,495 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	8,655	8,655
Additional paid-in capital	5,558,070	5,553,764
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(377,218)	(388,137)
Retained earnings - substantially restricted	7,173,039	7,138,727
Total stockholders' equity	12,362,546	12,313,009
Total liabilities and stockholders' equity	$97,420,489	$97,189,350

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	June 30,
	2016	2015

Interest income:
Loans receivable	$840,114	816,514
Stock in FHLBC	3,052	1,437
Other interest-earning assets	11,385	8,897
Total interest income	854,551	826,848

Interest expense:
Deposits	164,018	144,693
Advances from FHLBC	59,529	59,529
Total interest expense	223,547	204,222
Net interest income	631,004	622,626
Provision for (credit to) loan losses	-	(11,700)
Net interest income after provision for (credit to) loan losses	631,004	634,326

Noninterest income:
Loan service charges	5,312	4,871
Service charges on deposit accounts	25,463	22,757
Other	3,749	5,777
Total noninterest income	34,524	33,405

Noninterest expense:
Compensation and benefits	326,981	306,490
Occupancy expense	33,240	28,153
Equipment and data processing	103,153	105,253
FDIC premium expense	16,386	15,906
Advertising	6,794	9,215
Operations of foreclosed real estate, net	13,121	14,673
Professional and regulatory fees	37,945	43,127
Other	65,029	70,470
Total noninterest expense	602,649	593,287
Earnings before income tax expense	62,879	74,444

Income tax expense	28,567	29,604

Net earnings	$34,312	44,840

Basic and diluted earnings per share	$0.04	0.05
Dividends per share	$0.00	0.00

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Unaudited)

			Common
		Additional	Stock		Total
For the Three Months Ended	Common	Paid-in	Acquired	Retained	Stockholders’
June 30, 2016	Stock	Capital	by ESOP	Earnings	Equity

Balance at March 31, 2016	$8,655	$5,553,764	$(388,137)	$7,138,727	$12,313,009
Unaudited:
Net earnings	-	-	-	34,312	34,312

Amortization of ESOP awards	-	4,306	10,919	-	15,225

Balance at June 30, 2016	8,655	5,558,070	(377,218)	7,173,039	12,362,546

			Common
		Additional	Stock		Total
For the Three Months Ended	Common	Paid-in	Acquired	Retained	Stockholders’
June 30, 2015	Stock	Capital	by ESOP	Earnings	Equity

Balance at March 31, 2015	$9,492	$6,124,848	$(432,527)	$7,582,502	$13,284,315
Unaudited:
Net earnings	-	-	-	44,840	44,840

Amortization of ESOP awards	-	3,196	11,632	-	14,828

Balance at June 30, 2015	$9,492	$6,128,044	$(420,895)	$7,627,342	$13,343,983

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net earnings	$34,312	$44,840
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22,867	22,773
Provision for (credit to) loan losses	-	(11,700)
Provision for losses on foreclosed real estste	13,000	11,715
ESOP expense	15,225	14,828
Amortization of deferred loan fees, net	(3,846)	(8,076)
(Increase) decrease in accrued interest receivable	(8,240)	20,641
Decrease in other assets	107,348	50,758
Increase (decrease) in:
Accrued interest payable on deposits	(1,127)	13,041
Other liabilities	40,903	(8,130)
Deferred tax liability	-	-
Net cash provided by operating activities	220,442	150,690
Cash flows from investing activities:
Net (decrease) increase in loans receivable	(1,278,719)	743,396
Purchase of premises and equipment	-	-
Proceeds from sale of (additions to) foreclosed real estate	-	(13,606)
Net cash (used for) provided by investing activities	(1,278,719)	729,790
Cash flows from financing activities:
Net increase in deposits	235,325	2,610,760
Decrease in advances from borrowers for taxes and insurance	(93,499)	(110,176)
Net cash provided by financing activities	141,826	2,500,584
Net (decrease) increase in cash and cash equivalents	(916,451)	3,381,064
Cash and cash equivalents at beginning of period	14,619,602	16,720,008
Cash and cash equivalents at end of period	$13,703,151	20,101,072

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$225,328	$191,835
Federal and state income taxes	-	-
Noncash transactions:
Real estate acquired in settlement of loans	-	-
Financing of foreclosed real estate	-	154,000

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

Interim Financial Statements

The consolidated financial statements of the Company at June 30, 2016 and for the three months ended June 30, 2016 and 2015 have been prepared in conformity with U.S. GAAP for interim financial information and predominant practices followed by the financial services industry and are unaudited. However, in management’s opinion, the interim data at June 30, 2016 and for the three months ended June 30, 2016 and 2015 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tempo Bank. The Company’s principal business is the business of the Bank. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the consolidated balance sheet dates and income and expenses for the periods covered. Actual results could differ significantly from these estimates and assumptions. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Note 2. Earnings per Share

Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding. Unvested restricted stock awards that contain non-forfeitable rights to dividends are participating securities and are included in the EPS computation using the two-class method. Prior period EPS data is adjusted retrospectively.

	Three Months Ended
	June 30,
	2016	2015

Net earnings	$34,312	$44,840

Weighted-average basic and diluted shares	814,860	893,233

Basic and diluted earnings per share	$0.04	$0.05

Note 3. Loans Receivable, Net

Loans receivable, net, are summarized as follows:

	June 30,	March 31,
	2016	2016

Real estate loans:
Single-family, owner occupied	$64,990,179	$63,558,503
Single-family, non-owner occupied	9,058,910	9,038,252
Multi-family, 5 or more units	888,711	909,057
Commercial	2,599,017	2,664,961
Land	1,130,054	1,164,847
Consumer loans	1,974,966	2,023,413
	80,641,837	79,359,033
Allowance for losses	(193,403)	(193,403)
Deferred loan fees, net	(82,453)	(82,214)
Total loans	$80,365,981	$79,083,416

The weighted-average rate on loans was 4.16% and 4.19% at June 30, 2016 and March 31, 2016, respectively.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended June 30, 2016 and 2015:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2016:
Real estate loans:
Single-family, owner occupied	$116,012	$(3,669)	$-	$-	$112,343
Single-family, non-owner occupied	25,930	808	-	-	26,738
Multi-family, 5 or more units	1,600	(121)	-	-	1,479
Commercial	4,690	(365)	-	-	4,325
Land	2,050	(169)	-	-	1,881
Consumer loans	2,694	(238)	-	-	2,456
Unallocated	40,427	3,754	-	-	44,181
	$193,403	$-	$-	$-	$193,403

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2015:
Real estate loans:
Single-family, owner occupied	$162,403	$(29,938)	$-	$-	$132,465
Single-family, non-owner occupied	33,206	(4,949)	-	-	28,257
Multi-family, 5 or more units	1,500	37,185	-	-	38,685
Commercial	5,986	(1,628)	-	-	4,358
Land	2,521	(830)	-	-	1,691
Consumer loans	2,954	(763)	-	-	2,191
Unallocated	33,533	(10,777)	-	-	22,756
	$242,103	$(11,700)	$-	$-	$230,403

The following presents by portfolio segment, the recorded investment in loans and impairment method at June 30, 2016 and March 31, 2016:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At June 30, 2016:
Real estate loans:
Single-family, owner occupied	$5,000	$107,343	$112,343	$546,067	$64,444,112	$64,990,179
Single-family, non-owner occupied	12,000	14,738	26,738	202,170	8,856,740	9,058,910
Multi-family, 5 or more units	-	1,479	1,479	-	888,711	888,711
Commercial	-	4,325	4,325	-	2,599,017	2,599,017
Land	-	1,881	1,881	-	1,130,054	1,130,054
Consumer loans	-	2,456	2,456	-	1,974,966	1,974,966
Unallocated	-	44,181	44,181	-	-	-
	$17,000	$176,403	$193,403	$748,237	$79,893,600	$80,641,837

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$5,000	$111,012	$116,012	$483,589	$63,074,914	$63,558,503
Single-family, non-owner occupied	10,380	15,550	25,930	203,330	8,834,922	9,038,252
Multi-family, 5 or more units	-	1,600	1,600	-	909,057	909,057
Commercial	-	4,690	4,690	-	2,664,961	2,664,961
Land	-	2,050	2,050	-	1,164,847	1,164,847
Consumer loans	-	2,694	2,694	-	2,023,413	2,023,413
Unallocated	-	40,427	40,427	-	-	-
	$15,380	$178,023	$193,403	$686,919	$78,672,114	$79,359,033

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following presents impaired loans and allocated valuation allowances based upon class levels and average recorded investment:

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At June 30, 2016
Real estate loans:
Single-family, owner occupied	$480,923	$65,144	$546,067	$546,067	$5,000
Single-family, non-owner occupied	202,170	-	202,170	202,170	12,000
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$683,093	$65,144	$748,237	$748,237	$17,000

The average recorded investment on impaired loans for the three months ended June 30, 2016 consisted of single-family, owner occupied dwellings of $547,400 and single-family, non-owner occupied dwellings of $202,750.

The average recorded investment on impaired loans for the three months ended June 30, 2015 consisted of single-family, owner occupied dwellings of $1,216,711, single-family, non-owner occupied dwellings of $223,002, multi-family, five or more units of $85,082 and consumer loans of $8,532.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At March 31, 2016
Real estate loans:
Single-family, owner occupied	$483,589	$-	$483,589	$483,589	$5,000
Single-family, non-owner occupied	203,330	-	203,330	203,330	10,380
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$686,919	$-	$686,919	$686,919	$15,380

The following presents nonperforming loans based upon class level at June 30, 2016 and March 31, 2016:

Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At June 30, 2016:
Real estate loans:
Single-family, owner occupied	$65,144	$-	$480,923	$546,067
Single-family, non-owner occupied	-	-	202,170	202,170
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$65,144	$-	$683,093	$748,237

Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$-	$-	$483,589	$483,589
Single-family, non-owner occupied	-	-	203,330	203,330
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$-	$-	$686,919	$686,919

For the three months ended June 30, 2016, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $353. There was no interest income recognized on such loans for the three months ended June 30, 2016.

There were no new additions for loans modified as troubled debt restructurings (“TDRs”) during the three months ended June 30, 2016 and 2015.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents a summary of accruing TDRs at June 30, 2016 and March 31, 2016:

	June 30,		March 31,
	2016		2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Real estate loans:
Single-family, owner occupied	1	$480,923	1	$483,589
Single-family, non-owner occupied	2	202,170	2	203,330
	3	$683,093	3	$686,919

At June 30, 2016, the recorded investment in single-family, real estate loans that are in the process of foreclosure according to the local jurisdiction requirement was $65,144.

The following presents the Bank's loan portfolio aging analysis:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At June 30, 2016:
Real estate loans:
Single-family, owner occupied	$404,154	143,927	65,144	$64,376,954	$64,990,179
Single-family, non-owner occupied	-	202,170	-	8,856,740	9,058,910
Multi-family, 5 or more units	-		-	888,711	888,711
Commercial	-		-	2,599,017	2,599,017
Land	66,760		-	1,063,294	1,130,054
Consumer loans	11,752		-	1,963,214	1,974,966
	$482,666	$346,097	$65,144	$79,747,930	$80,641,837

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$597,118	310,932	-	$62,650,453	$63,558,503
Single-family, non-owner occupied	121,440	203,330	-	8,713,482	9,038,252
Multi-family, 5 or more units	-	-	-	909,057	909,057
Commercial	-	-	-	2,664,961	2,664,961
Land	-	-	-	1,164,847	1,164,847
Consumer loans	18,046	2,660	-	2,002,707	2,023,413
	$736,604	$516,922	$-	$78,105,507	$79,359,033

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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
	Mention	Substandard	Doubtful	Loss	Pass	Total
At June 30, 2016:
Real estate loans:
Single-family, owner occupied	$-	$546,067	$-	$-	$64,444,112	$64,990,179
Single-family, non-owner occupied	-	202,170	-	-	8,856,740	9,058,910
Multi-family, 5 or more units	-	-	-	-	888,711	888,711
Commercial	-	-	-	-	2,599,017	2,599,017
Land	-	-	-	-	1,130,054	1,130,054
Consumer loans	-	-	-	-	1,974,966	1,974,966
	$-	$748,237	$-	$-	$79,893,600	$80,641,837

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$-	$483,589	$-	$-	$63,074,914	$63,558,503
Single-family, non-owner occupied	-	203,330	-	-	8,834,922	9,038,252
Multi-family, 5 or more units	-	-	-	-	909,057	909,057
Commercial	-	-	-	-	2,664,961	2,664,961
Land	-	-	-	-	1,164,847	1,164,847
Consumer loans	-	-	-	-	2,023,413	2,023,413
	$-	$686,919	$-	$-	$78,672,114	$79,359,033

Note 4. Income Taxes

The effective tax rate was 45.4% for the three months ended June 30, 2016, compared to 39.8% for the three months ended June 30, 2015.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Note 5. Stockholders’ Equity and Regulatory Capital Requirements

The Bank may not declare or pay a cash dividend, if the effect of such dividends would be to cause the capital of the Bank to be reduced below the aggregate amount required by federal law or regulation. The Company may pay a dividend, if and when declared by its Board of Directors, in accordance with applicable laws and regulations. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

On November 12, 2015, the Board of Directors of the Company authorized the repurchase of up to $1.1 million of the outstanding shares of the Company’s common stock. During the year ended March 31, 2016, the Company repurchased 83,750 shares of common stock at an average price of $11.86 per share. There were no such repurchases during the three months ended June 30, 2016.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At June 30, 2016 and March 31, 2016, the Bank met all capital adequacy requirements.

On July 9, 2013, the OCC approved rules that amended the regulatory capital rules applicable to the Company and Bank. The rules include new minimum risk-based capital and leverage ratios, which became effective January 1, 2015. The new minimum capital level requirements applicable to the Company and Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of 6% (increased from 4%); (iii) a total capital to risk-weighted assets ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and resulting in the following ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital to risk-weighted assets ratio of 8.5%; and, (iii) a total capital to risk-weighted assets ratio of 10.5%. The Tier 1 leverage ratio was unchanged at 4.0%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. The Company is exempt from the “Basel III” rules.

The Bank is also subject to the regulatory framework for prompt corrective action. At June 30, 2016 and March 31, 2016, the most recent notifications from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum capital standards for total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The Bank’s actual and required capital amounts and ratios under “Basel III” are summarized as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At June 30, 2016:	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,238	23.6%	$4,103	8.625%	$4,757	10.0%

Tier 1 capital to risk-weighted assets	$11,045	23.2%	$3,151	6.625%	$3,806	8.0%

Common equity tier 1 capital to risk- weighted assets	$11,045	23.2%	$2,438	5.125%	$3,092	6.5%

Tier 1 capital to total assets	$11,045	11.4%	$3,863	4.000%	$4,829	5.0%

(1) Includes transition of capital conservation buffer.

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2016:	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,186	23.7%	$4,077	8.625%	$4,727	10.0%

Tier 1 capital to risk-weighted assets	$10,993	23.3%	$3,132	6.625%	$3,782	8.0%

Common equity tier 1 capital to risk-weighted assets	$10,993	23.3%	$2,423	5.125%	$3,073	6.5%

Tier 1 capital to total assets	$10,993	11.4%	$3,854	4.000%	$4,817	5.0%

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The Company mitigates this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. At June 30, 2016, there were four loan commitments outstanding of $1,018,000.

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

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Bank obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At June 30, 2016 and March 31, 2016, the Company did not have any available for sale securities.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at June 30, 2016 and March 31, 2016 include impaired loans of $748,237 and $686,919, respectively, utilizing Level 3 inputs. The impaired loans are collateral dependent.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Following is a summary of the activity in the allowance for losses on impaired loans, including TDRs:

	Three Months Ended
	June 30,
	2016	2015

Balance, beginning of period	$15,380	$53,665
Loan charge-offs	-	-
Loan recoveries	-	-
Provision for (credit to) loan losses	1,620	36,455
Balance, end of period	$17,000	$90,120

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $580,762 at June 30, 2016 and $593,762 at March 31, 2016. Foreclosed real estate is initially recorded at fair value utilizing Level 2 units based on observable market data less costs to sell, establishing a new cost basis.

Fair Value of Financial Instruments

The carrying amount, fair value and the financial hierarchy of the Company’s financial instruments are summarized in the following table. Fair values of financial instruments have been estimated by the Company based upon available market information with the assistance of an independent consultant.

	June 30,
	2016
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$13,703,151	$13,703,151	$13,703,151	$-	$-
Stock in FHLBC	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	80,365,981	83,434,921	-	82,686,684	748,237
Accrued interest receivable on loans	254,401	254,401	-	254,401	-
Deposits	79,093,330	76,467,908	-	76,467,908	-
Accrued interest on deposits	68,109	68,109	-	68,109	-
Advances from FHLBC	5,000,000	5,121,540	-	5,121,540	-

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

	March 31,
	2016
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$14,619,602	$14,619,602	$14,619,602	$-	$-
Stock in FHLBC	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	79,083,416	81,221,342	-	80,534,423	686,919
Accrued interest receivable on loans	246,161	246,161	-	246,161	-
Deposits	78,858,005	75,150,936	-	75,150,936	-
Accrued interest on deposits	69,236	69,236	-	69,236	-
Advances from FHLBC	5,000,000	5,166,470	-	5,166,470	-

The following methods and assumptions were used in estimating the fair values shown above:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of instruments.
•	Stock in FHLB of Chicago is valued at cost, which represents historical redemption value and approximates fair value.
•	Fair values for the loan portfolio, certificates of deposit and advances from the FHLBC are computed using an analysis which considers the amount and timing of all future cash flows of the underlying instruments discounted at current market rates.
•	Fair values of non-maturing deposits, such as checking, NOW, savings and money market deposit accounts, are computed using an analysis which uses decay rates to estimate the amount and timing of all future cash flows of the underlying instruments, which are discounted at current market rates.
•	The carrying amounts of accrued interest receivable and payable approximate fair value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at June 30, 2016 and for the three months ended June 30, 2016 and 2015 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements (Unaudited) and the notes thereto, appearing in Part I, Item 1 of this report and the Consolidated Financial Statements (Audited) and the notes thereto, appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview-General

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and small businesses. At June 30, 2016, we had total assets of $97.4 million, net loans of $80.4 million, total deposits of $79.1 million and stockholders’ equity of $12.4 million.

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

Comparison of Financial Condition at June 30, 2016 and March 31, 2016

Cash and Cash Equivalents. Cash and cash equivalents decreased $916,000 to $13.7 million at June 30, 2016 from $14.6 million at March 31, 2016 primarily as a result of increased loan originations during the first quarter.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At June 30, 2016, single-family, owner occupied residential real estate loans totaled $65.0 million, or 80.6% of total loans, compared to $63.6 million, or 80.1% of total loans at March 31, 2016. The increase in single-family owner occupied residential real estate loans is the result of market forces and competition for this type of mortgage lending.

Single-family non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $9.1 million, or 11.2% of total loans, at June 30, 2016 compared to $9.0 million, or 11.4% of total loans, at March 31, 2016. Single-family non-owner occupied residential real estate loan balances increased due to new originations.

Multi-family and commercial real estate loans totaled $3.5 million, or 4.3% of total loans, at June 30, 2016 compared to $3.6 million, or 4.5% of total loans, at March 31, 2016. Reductions in these loan segments were a result of repayments by borrowers largely as a result of the competitive environment for financing these types of mortgage loans.

Consumer loan balances totaled $2.0 million, or 2.4% of total loans, at June 30, 2016 compared to $2.0 million, or 2.5% of total loans, at March 31, 2016.

Land loan balances totaled $1.1 million, or 1.4% of total loans, at June 30, 2016 compared to $1.2 million, or 1.5% of total loans, at March 31, 2016. This segment of the portfolio is virtually unchanged from March 31, 2016 as a result of payments and prepayments net of new originations.

At June 30, 2016, fixed-rate loans, balloon loans and adjustable-rate loans totaled $42.4 million, $38.2 million and $11,000, respectively. A balloon mortgage is a mortgage that does not fully amortize over the term of the loan, and therefore, a large portion of the principal balance is repaid with a single payment at the end of its term.

Loan originations for the three months ended June 30, 2016 decreased $700,000 to $4.4 million, from $5.1 million for the three months ended June 30, 2015. The decrease was a result of a slower sales market.

Investments. At June 30, 2016, our investment portfolio totaled $1.2 million and consisted solely of our investment in the FHLBC stock. Our investment in FHLBC stock was unchanged from March 31, 2016. At June 30, 2016, excess or voluntary FHLB stock increased to $879,214 from $569,614 at March 31, 2016. The increase of $309,600 in excess or voluntary FHLB stock was due to reductions in membership and borrowing activity requirements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Other Assets. Other assets totaled $215,000 at June 30, 2016, a decrease of $107,000 from March 31, 2016. The decrease over the period was due primarily to a lower prepaid multi-employer plan benefit expense and the timing of other prepaid items.

Deposits. Deposits totaled $79.1 million at June 30, 2016, an increase of $200,000 from March 31, 2016. This increase in balances occurred in core deposits net of withdrawals from repricing certificates of deposit withdrawals and attributed to local competitive rates being offered for certificates of deposit. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. At June 30, 2016 and March 31, 2016, the Bank had no brokered deposits.

Borrowings. We utilize FHLBC advances to supplement our supply of funds for loans. During the three months ended June 30, 2016 there were no new advances or repayments made.

Results of Operations for the Three Months Ended June 30, 2016 and 2015.

General. Net earnings of $34,000 were recorded for the three months ended June 30, 2016 compared with net earnings of $45,000 for the three months ended June 30, 2015. The decrease in net earnings was primarily due to the absence of a credit to provision for loan losses of $12,000 recognized during the three months ended June 30, 2015 and higher noninterest expense, partially offset by higher net interest income.

Total Interest Income. Total interest income increased $28,000 to $855,000 for the three months ended June 30, 2016. The increase was due primarily to higher interest income on loans receivable as a result of higher average loan balances.

Total Interest Expense. Total interest expense increased $20,000 to $224,000 for the three months ended June 30, 2016 from $204,000 for the three months ended June 30, 2015. The increase resulted primarily from higher deposit balances as a result of new deposits and higher deposit rates on certificates of deposit.

At June 30, 2016, the Bank had a $5 million fixed rate FHLB advance that carries an effective interest rate of 4.78% and matures February 13, 2017. The advance was obtained in a substantially higher interest rate environment. The Bank has not prepaid the advance because it would involve a substantial penalty.

Net Interest Income. Net interest income increased $8,000 to $631,000 for the three months ended June 30, 2016 from $623,000 for the three months ended June 30, 2015. The increase is due primarily to higher interest income on loans receivable.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the quarter ended June 30, 2016, the Company did not record a loss provision. During the quarter ended June 30, 2015, the Company recorded a credit to provision for loan losses of $12,000. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area is improving and home sales are improving collateral values.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs, and are annualized. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances are now being calculated using daily balances for the three months ended June 30, 2016 and 2015, and nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. None of the income reflected in the following table is tax-exempt income.

	Three Months Ended
	June 30,
	2016			2015
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$79,962	$840	4.20%	$75,036	$817	4.36%
FHLBC Stock	1,165	3	1.03	1,165	1	0.34
Other interest-earning assets	11,409	12	0.42	14,486	9	0.25
Total interest-earning assets	92,536	855	3.70	90,687	827	3.65

Noninterest-earning assets	4,986			5,958
Total assets	97,522			96,645

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$7,043	$3	0.17%	$6,688	$3	0.18%
Savings accounts	14,702	8	0.22	14,414	9	0.25
Money market accounts	13,320	12	0.36	16,251	18	0.44
Certificates of deposit	40,108	141	1.41	36,205	114	1.26
Total interest-bearing deposits	75,173	164	0.87	73,558	144	0.78

FHLBC advances	5,000	60	4.80	5,000	60	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$80,173	$224	1.12	$78,558	$204	1.04

Noninterest-bearing NOW accounts	3,931			3,689
Other noninterest-bearing liabilities	1,083			1,091
Total liabilities	85,187			83,338

Stockholders’ equity	12,335			13,307
Total liabilities and stockholders’ equity	$97,522			$96,645

Net interest income		$631			$623
Interest rate spread			2.58%			2.61%

Net interest margin		2.73%			2.75%

Average interest-earning assets to average interest-bearing liabilities	115.42%			115.44%

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income was $35,000 for the three month period ended June 30, 2016 from $33,000 for the three months ended June 30, 2015.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Noninterest Expense. Noninterest expense primarily consists of salaries and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other noninterest expenses. Total noninterest expense was $603,000 for the three months ended June 30, 2016 from $593,000 for the three months ended June 30, 2015. Higher compensation and benefits expenses were partially offset by lower equipment and data processing, advertising, professional and regulatory fees and other noninterest expense.

Compensation and benefit expense was $327,000 for the three months ended June 30, 2016 from $306,000 for the comparable period in 2015 due primarily to higher salary levels.

Income Taxes. Income taxes for the three months ended June 30, 2016 was $29,000 compared to $30,000 for the three months ended June 30, 2015. The decrease in tax expense is primarily attributable to lower pre-tax earnings.

Analysis of Nonperforming and Classified Assets.

We consider foreclosed real estate, repossessed assets, nonaccrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. There were no changes in our nonaccrual loan policy during the three months ended June 30, 2016 and 2015.

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

Nonperforming Assets

Nonaccrual loans at June 30, 2016 consisted of one single-family, owner-occupied dwelling in the amount of $65,000. While the level of nonaccrual loans has improved, a slow local and regional economy, job layoffs, divorce and health issues continue to impact borrowers.

Accruing troubled debt restructurings were $683,000 at June 30, 2016 and $687,000 at March 31, 2016.

At June 30, 2016, there were no other loans known to management which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

See Note 3 to our unaudited consolidated financial statements for a description by loan category of our classified assets as of June 30, 2016 and March 31, 2016.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $13.7 million. At June 30, 2016, the Bank had $5.0 million in FHLBC advances outstanding.

In addition, an unsecured open line credit of $2.0 million exists with Quad City Bank and Trust, Davenport, Iowa. The establishment of this credit line is in conjunction with the Bank’s liquidity and contingency funding plans.

A significant use of our liquidity is the funding of loan originations. At June 30, 2016, the Bank had one loan commitment outstanding to refinance an existing mortgage on a single-family, owner occupied residence. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2016 totaled $12.4 million, or 31.3% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. The Company’s ability to pay cash dividends may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the $770,000 held in overnight Fed Funds and Fed excess balances accounts. Payment of cash dividends on capital stock by a savings and loan holding company is limited by Federal Reserve Board regulations. At June 30, 2016, the Company (on an unconsolidated basis) had liquid assets of $780,000.

On November 12, 2015, the Board of Directors of the Company authorized the repurchase of up to $1.1 million of the outstanding shares of the Company's common stock. The Company intends to conduct any repurchases through open market purchases by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the exact dollar amount or number of shares that the Company may repurchase. At June 30, 2016, the Company had repurchased 83,750 shares in the amount of $993,100 and an average price $11.86 per share.

Our primary investing activity is the origination of loans. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the rates paid and products offered by us and our local competitors and several other factors. We generally manage the pricing of our deposits to be competitive.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See note 5 of notes to the consolidated financial statements.

The Bank may not declare or pay a cash dividend, if the effect of such dividends would be to cause the capital of the Bank to be reduced below the aggregate amount required by federal or state law. The Company may pay a dividend, if and when declared by its Board of Directors, in accordance with applicable law and regulations. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

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

For the three months ended June 30, 2016 and 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, we are not a party to any pending legal proceeding, except as disclosed in Note 12 of Notes to Consolidated Financial Statements contained in the 2016 Annual Report on Form 10-K, that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table presents information regarding stock repurchases by the Company during the quarter ended June 30, 2016:

			Total number of
			shares
			purchased as	Maximum number
	Total		part of publicly	of shares that may
	Number of	Average	announced	yet be purchased
	shares	price paid	plans or	under the plans or
Period	purchased	per share	programs	programs(1)
April 1, 2016 through April 30, 2016	-	$-	-	9,000
May 1, 2016 through May 31, 2016	-	-	-	9,000
June 1, 2016 through June 30, 2016	-	-	-	9,000

(1)	Since there were no shares repurchased during the period, the maximum number of shares that may yet be repurchased under the plans or programs is the equivalent of the remaining cash set aside for repurchase divided by the average share price for all purchases made to date and rounded to the nearest 100 shares.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 6. Exhibits

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp.(1)
3.2	Bylaws of Sugar Creek Financial Corp.(2)
4.0	Form of Common Stock Certificates of Sugar Creek Financial Corp.(2)
10.1	Employment Agreement between Sugar Creek Financial Corp. and Robert J. Stroh, Jr.(3)
10.2	Employment Agreement between Tempo Bank and Robert J. Stroh, Jr.(3)
10.3	Employment Agreement between Sugar Creek Financial Corp. and Francis J. Eversman(3)
10.4	Employment Agreement between Tempo Bank and Francis J. Eversman(3)
10.5	Sugar Creek Financial Corp. 2015 Restricted Stock Plan(4)
31.0	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the exhibits filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2013.
(2)	Incorporated by reference into this document from the exhibits filed with the Registration Statement on Form S-1 (SEC File No. 333-192700), and amendments thereto.
(3)	Incorporated by reference into this document from the exhibits filed with the Current Report on Form 8-K, filed on June 30, 2014
(4)	Incorporated by reference into this document from Appendix A to the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: August 12, 2016	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer

