Form 10-Q
period 2016-09-30
Sugar Creek Financial Corp./MD/
filed 2016-11-09
CIK 1592407

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, the issuer had 856,720 shares of common stock outstanding.

Form 10-Q

i

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
Assets	2016	2016

Cash and due from banks	$3,254,038	$2,248,602
Federal funds sold	5,971,295	10,359,296
FHLB daily investment account	2,041,821	2,011,704
Cash and cash equivalents	11,267,154	14,619,602
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $193,403 at September 30, 2016 and March 31, 2016, respectively	81,041,873	79,083,416
Premises and equipment, net	1,116,105	1,158,680
Foreclosed real estate	397,396	593,762
Accrued interest receivable on loans	249,951	246,161
Other assets	223,822	322,216
Total assets	$95,461,814	$97,189,350

Liabilities and Stockholders' Equity

Deposits	$77,453,462	$78,858,005
Accrued interest payable on deposits	66,076	69,236
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	136,145	456,353
Other liabilities	291,168	284,639
Deferred tax liability	208,108	208,108
Total liabilities	83,154,959	84,876,341
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized and 856,720 and 865,495 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	8,567	8,655
Additional paid-in capital	5,501,375	5,553,764
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(366,299)	(388,137)
Retained earnings - substantially restricted	7,163,212	7,138,727
Total stockholders' equity	12,306,855	12,313,009
Total liabilities and stockholders' equity	$95,461,814	$97,189,350

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Interest income:
Loans receivable	$835,239	809,535	1,675,353	$1,626,050
Stock in FHLBC	2,915	1,453	5,966	2,890
Other interest-earning assets	11,946	8,155	23,331	17,052
Total interest income	850,100	819,143	1,704,650	1,645,992

Interest expense:
Deposits	162,283	165,776	326,300	310,469
Advances from FHLBC	60,183	60,183	119,713	119,713
Total interest expense	222,466	225,959	446,013	430,182
Net interest income	627,634	593,184	1,258,637	1,215,810
Provision for (credit to) loan losses	-	-	-	(11,700)
Net interest income after provision for
(credit to) loan losses	627,634	593,184	1,258,637	1,227,510

Noninterest income:
Loan service charges	5,205	4,025	10,517	8,897
Service charges on deposit accounts	24,588	22,674	50,051	45,430
Other	3,370	3,498	7,120	9,276
Total noninterest income	33,163	30,197	67,688	63,603

Noninterest expense:
Compensation and benefits	340,337	341,320	667,318	647,810
Occupancy expense	38,091	35,227	71,331	63,380
Equipment and data processing	96,422	97,235	199,575	202,488
FDIC premium expense	16,235	15,760	32,620	31,665
Advertising	5,044	8,595	11,839	17,810
Operations of foreclosed real estate, net	9,383	4,482	22,504	19,155
Professional and regulatory fees	42,165	45,518	80,109	88,645
Other	73,641	86,017	138,670	156,489
Total noninterest expense	621,318	634,154	1,223,966	1,227,442
Earnings (loss) before income tax expense	39,479	(10,773)	102,359	63,671

Income tax expense (benefit)	9,537	(7,156)	38,104	22,448

Net earnings (loss)	$29,942	(3,617)	64,255	$41,223

Basic and diluted earnings (loss) per share	$0.04	(0.00)	0.08	$0.05
Dividends per share	$0.00	0.12	0.00	$0.12

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Unaudited)

			Common
		Additional	Stock		Total
For the Six Months Ended	Common	Paid-in	Acquired	Retained	Stockholders'
September 30, 2016	Stock	Capital	by ESOP	Earnings	Equity

Balance at March 31, 2016	$8,655	$5,553,764	$(388,137)	$7,138,727	$12,313,009
Unaudited:
Net earnings	-	-	-	64,255	64,255

Repurchase of common stock	(88)	(61,337)	-	(39,770)	(101,195)

Amortization of ESOP awards	-	8,948	21,838	-	30,786

Balance at September 30, 2016	8,567	5,501,375	(366,299)	7,163,212	12,306,855

			Common
		Additional	Stock		Total
For the Six Months Ended	Common	Paid-in	Acquired	Retained	Stockholders'
September 30, 2015	Stock	Capital	by ESOP	Earnings	Equity

Balance at March 31, 2015	$9,492	$6,124,848	$(432,527)	$7,582,502	$13,284,315
Unaudited:
Net earnings	-	-	-	41,223	41,223

Dividends, $.12 per share	-	-	-	(107,513)	(107,513)

Amortization of ESOP awards	-	5,857	22,551	-	28,408

Balance at September 30, 2015	$9,492	$6,130,705	$(409,976)	$7,516,212	$13,246,433

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net earnings	$64,255	$41,223
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	45,733	45,546
Provision for (credit to) loan losses	-	(11,700)
Provision for losses on foreclosed real estate	15,933	38,715
ESOP expense	30,786	28,408
Amortization of deferred loan fees, net	(9,712)	(12,276)
(Increase) decrease in accrued interest receivable	(3,790)	11,355
Decrease in other assets	98,393	18,079
Increase (decrease) in:
Accrued interest payable on deposits	(3,160)	16,946
Other liabilities	6,529	12,152
Net cash provided by operating activities	244,967	188,448
Cash flows from investing activities:
Net (decrease) increase in loans receivable	(1,948,744)	(7,517)
Purchase of premises and equipment	(3,158)	(39,184)
Proceeds from sale of (additions to) foreclosed real estate	180,433	(22,526)
Net cash (used for) investing activities	(1,771,469)	(69,227)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,404,543)	1,988,904
Decrease in advances from borrowers for taxes and insurance	(320,208)	(273,708)
Dividend, $.12 per share	-	(107,513)
Repurchase of common stock	(101,195)	-
Net cash (used for) provided by financing activities	(1,825,946)	1,607,683
Net (decrease) increase in cash and cash equivalents	(3,352,448)	1,726,904
Cash and cash equivalents at beginning of period	14,619,602	16,720,008
Cash and cash equivalents at end of period	$11,267,154	18,446,912

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$449,827	$413,888
Federal and state income taxes	10,000	35,000
Noncash transactions:
Real estate acquired in settlement of loans	-	179,298
Financing of foreclosed real estate	-	154,000

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

General

On April 8, 2014, Sugar Creek Financial Corp., a Maryland corporation (the “Company”), became the holding company for Tempo Bank (the “Bank”) upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the Conversion”). The Conversion involved the sale by the Company of 535,127 shares of common stock in a subscription and community offering, including shares purchased by the Bank’s employee stock ownership plan, the exchange of 414,118 shares of common stock after consideration of fractional shares of the Company for shares of common stock of the former Sugar Creek Financial Corp. (“old Sugar Creek”) held by persons other than Sugar Creek MHC (the “MHC”), and the elimination of old Sugar Creek and the MHC. Net proceeds received from the reorganization and stock offering totaled $2,614,275, net of costs of $929,802, common stock acquired by the Bank’s Employee Stock Ownership Plan (“ESOP”) of $299,670 and the contribution of cash from the MHC of $98,382.

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

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) is the officially recognized source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Interim Financial Statements

The consolidated financial statements of the Company at September 30, 2016 and for the three and six months ended September 30, 2016 and 2015 have been prepared in conformity with U.S. GAAP for interim financial information and predominant practices followed by the financial services industry and are unaudited. In management’s opinion, the interim data at September 30, 2016 and for the three and six months ended September 30, 2016 and 2015 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Note 2. Earnings (loss) per Share

Earnings (loss) per share (“EPS”) are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding. Unvested restricted stock awards that contain non-forfeitable rights to dividends are participating securities and are included in the EPS computation using the two-class method. Prior period EPS data is adjusted retrospectively.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net earnings (loss)	$29,942	$(3,617)	$64,255	$41,223

Weighted-average basic and diluted shares	811,571	894,565	813,871	893,899

Basic and diluted earnings (loss) per share	$0.04	$(0.00)	$0.08	$0.05

Note 3. Loans Receivable, Net

Loans receivable, net, are summarized as follows:

	September 30,	March 31,
	2016	2016

Real estate loans:
Single-family, owner occupied	$65,936,955	$63,558,503
Single-family, non-owner occupied	9,155,558	9,038,252
Multi-family, 5 or more units	867,295	909,057
Commercial	2,648,651	2,664,961
Land	908,959	1,164,847
Consumer loans	1,800,249	2,023,413
	81,317,667	79,359,033
Allowance for losses	(193,403)	(193,403)
Deferred loan fees, net	(82,391)	(82,214)
Total loans	$81,041,873	$79,083,416

The weighted-average rate on loans was 4.10% and 4.19% at September 30, 2016 and March 31, 2016, respectively.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2016 and 2015:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2016:
Real estate loans:
Single-family, owner occupied	$112,343	$17,297	$-	$-	$129,640
Single-family, non-owner occupied	26,738	4,032	-	-	30,770
Multi-family, 5 or more units	1,479	(26)	-	-	1,453
Commercial	4,325	112	-	-	4,437
Land	1,881	(358)	-	-	1,523
Consumer loans	2,456	-	-	-	2,456
Unallocated	44,181	(21,057)	-	-	23,124
	$193,403	$-	$-	$-	$193,403

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2015:
Real estate loans:
Single-family, owner occupied	$132,465	$(22,714)	$-	$-	$109,751
Single-family, non-owner occupied	28,257	(1,201)	-	-	27,056
Multi-family, 5 or more units	38,685	(10,722)	(27,000)	-	963
Commercial	4,358	442	-	-	4,800
Land	1,691	123	-	-	1,814
Consumer loans	2,191	94	-	-	2,285
Unallocated	22,756	33,978	-	-	56,734
	$230,403	$-	$(27,000)	$-	$203,403

The following presents by portfolio segment, the activity in the allowance for loan losses for the six months ended September 30, 2016 and 2015:

	Allowance for Loan Losses
	Beginning	Provision (credit)			Ending
	Balance	for Losses	Charge-offs	Recoveries	Balance
Six months ended September 30, 2016
Real estate loans:
Single-family, owner occupied	$116,012	$13,628	$-	$-	$129,640
Single-family, non-owner occupied	25,930	4,840	-	-	30,770
Multi-family, 5 or more units	1,600	(147)	-	-	1,453
Commercial	4,690	(253)	-	-	4,437
Land	2,050	(527)	-	-	1,523
Consumer loans	2,694	(238)	-	-	2,456
Unallocated	40,427	(17,303)	-	-	23,124
	$193,403	$-	$-	$-	$193,403

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

	Allowance for Loan Losses
	Beginning	Provision (credit)			Ending
	Balance	for Losses	Charge-offs	Recoveries	Balance
Six months ended September 30, 2015
Real estate loans:
Single-family, owner occupied	$162,403	$(52,652)	$-	$-	$109,751
Single-family, non-owner occupied	33,206	(6,150)	-	-	27,056
Multi-family, 5 or more units	1,500	26,463	(27,000)	-	963
Commercial	5,986	(1,186)	-	-	4,800
Land	2,521	(707)	-	-	1,814
Consumer loans	2,954	(669)	-	-	2,285
Unallocated	33,533	23,201	-	-	56,734
	$242,103	$(11,700)	$(27,000)	$-	$203,403

The following presents by portfolio segment, the recorded investment in loans and impairment method at September 30, 2016 and March 31, 2016:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At September 30, 2016:
Real estate loans:
Single-family, owner occupied	$20,000	$109,640	$129,640	$545,173	$65,391,782	$65,936,955
Single-family, non-owner occupied	15,771	14,999	30,770	200,994	8,954,564	9,155,558
Multi-family, 5 or more units	-	1,453	1,453	-	867,295	867,295
Commercial	-	4,437	4,437	-	2,648,651	2,648,651
Land	-	1,523	1,523	-	908,959	908,959
Consumer loans	-	2,456	2,456	9,764	1,790,485	1,800,249
Unallocated	-	23,124	23,124	-	-	-
	$35,771	$157,632	$193,403	$755,931	$80,561,736	$81,317,667

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$5,000	$111,012	$116,012	$483,589	$63,074,914	$63,558,503
Single-family, non-owner occupied	10,380	15,550	25,930	203,330	8,834,922	9,038,252
Multi-family, 5 or more units	-	1,600	1,600	-	909,057	909,057
Commercial	-	4,690	4,690	-	2,664,961	2,664,961
Land	-	2,050	2,050	-	1,164,847	1,164,847
Consumer loans	-	2,694	2,694	-	2,023,413	2,023,413
Unallocated	-	40,427	40,427	-	-	-
	$15,380	$178,023	$193,403	$686,919	$78,672,114	$79,359,033

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents impaired loans and allocated valuation allowances based upon class levels and average recorded investment:

	Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At September 30, 2016
Real estate loans:
Single-family, owner occupied	$480,029	$65,144	$545,173	$545,173	$20,000
Single-family, non-owner occupied	200,994	-	200,994	200,994	15,771
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	9,764	9,764	9,764	-
	$681,023	$74,908	$755,931	$755,931	$35,771

The average recorded investment on impaired loans for the six months ended September 30, 2016 included: single-family, owner occupied dwellings of $546,953, single-family, non-owner occupied dwellings of $202,162, and consumer of $9,764.

The average recorded investment on impaired loans for the six months ended September 30, 2015 included: single-family, owner occupied dwellings of $624,220 and single-family, non-owner occupied dwellings of $206,434.

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At March 31, 2016
Real estate loans:
Single-family, owner occupied	$483,589	$-	$483,589	$483,589	$5,000
Single-family, non-owner occupied	203,330	-	203,330	203,330	10,380
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$686,919	$-	$686,919	$686,919	$15,380

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents nonperforming loans based upon class level at September 30, 2016 and March 31, 2016:

	Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At September 30, 2016:
Real estate loans:
Single-family, owner occupied	$65,144	$-	$480,029	$545,173
Single-family, non-owner occupied	-	-	200,994	200,994
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	9,764	9,764
	$65,144	$-	$690,787	$755,931

Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$-	$-	$483,589	$483,589
Single-family, non-owner occupied	-	-	203,330	203,330
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$-	$-	$686,919	$686,919

For the six months ended September 30, 2016, gross interest income that would have been recorded had the impaired loans been current in accordance with their original terms was $16,357. There was interest income of $11,029 recognized on such loans for the six months ended September 30, 2016.

There were two consumer loans of $9,764 modified as troubled debt restructurings (“TDRs”) during the three months ended September 30, 2016.

The following presents a summary of accruing TDRs at September 30, 2016 and March 31, 2016:

	September 30,		March 31,
	2016		2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Real estate loans:
Single-family, owner occupied	1	$480,029	1	$483,589
Single-family, non-owner occupied	2	200,994	2	203,330
Consumer loans	2	9,764	-	-
	5	$690,787	3	$686,919

At September 30, 2016, the recorded investment in single-family, real estate loans that are in the process of foreclosure according to the local jurisdiction requirement was $65,144.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents the Bank's loan portfolio aging analysis:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At September 30, 2016:
Real estate loans:
Single-family, owner occupied	$566,109	623,049	65,144	$64,682,653	$65,936,955
Single-family, non-owner occupied	1,380	200,994	-	8,953,184	9,155,558
Multi-family, 5 or more units	-	-	-	867,295	867,295
Commercial	-	-	-	2,648,651	2,648,651
Land	66,218	-	-	842,741	908,959
Consumer loans	-	1,648	-	1,798,601	1,800,249
	$633,707	$825,691	$65,144	$79,793,125	$81,317,667

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$597,118	310,932	-	$62,650,453	$63,558,503
Single-family, non-owner occupied	121,440	203,330	-	8,713,482	9,038,252
Multi-family, 5 or more units	-	-	-	909,057	909,057
Commercial	-	-	-	2,664,961	2,664,961
Land	-	-	-	1,164,847	1,164,847
Consumer loans	18,046	2,660	-	2,002,707	2,023,413
	$736,604	$516,922	$-	$78,105,507	$79,359,033

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
	Mention	Substandard	Doubtful	Loss	Pass	Total
At September 30, 2016:
Real estate loans:
Single-family, owner occupied	$-	$545,173	$-	$-	$65,391,782	$65,936,955
Single-family, non-owner occupied	-	200,994	-	-	8,954,564	9,155,558
Multi-family, 5 or more units	-	-	-	-	867,295	867,295
Commercial	-	-	-	-	2,648,651	2,648,651
Land	-	-	-	-	908,959	908,959
Consumer loans	-	9,764	-	-	1,790,485	1,800,249
	$-	$755,931	$-	$-	$80,561,736	$81,317,667

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$-	$483,589	$-	$-	$63,074,914	$63,558,503
Single-family, non-owner occupied	-	203,330	-	-	8,834,922	9,038,252
Multi-family, 5 or more units	-	-	-	-	909,057	909,057
Commercial	-	-	-	-	2,664,961	2,664,961
Land	-	-	-	-	1,164,847	1,164,847
Consumer loans	-	-	-	-	2,023,413	2,023,413
	$-	$686,919	$-	$-	$78,672,114	$79,359,033

Note 4. Income Taxes

The effective tax rate was 24.2% for the three months ended September 30, 2016, compared to 66.4% for the three months ended September 30, 2015. The effective tax rate for the six months ended September 30, 2016 was 37.2%, compared to 35.3% for the six months ended September 30, 2015.

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

Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations. On November 12, 2015, the Board of Directors of the Company authorized the repurchase of up to $1.1 million of the outstanding shares of the Company’s common stock. During the year ended March 31, 2016, the Company repurchased 83,750 shares of common stock at an average price of $11.86 per share. During the six months ended September 30, 2016, the Company repurchased 8,775 shares of common stock at an average price of $11.49 per share.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At September 30, 2016 and March 31, 2016, the Bank met all capital adequacy requirements.

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

The Bank is also subject to the regulatory framework for prompt corrective action. At September 30, 2016 and March 31, 2016, the most recent notifications from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum capital standards for total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios under “Basel III” are summarized as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At September 30, 2016:	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,294	23.9%	$4,073	8.625%	$4,722	10.0%

Tier 1 capital to risk-weighted assets	$11,101	23.5%	$3,128	6.625%	$3,778	8.0%

Common equity tier 1 capital to risk- weighted assets	$11,101	23.5%	$2,420	5.125%	$3,069	6.5%

Tier 1 capital to total assets	$11,101	11.7%	$3,789	4.000%	$4,737	5.0%

(1) Includes transition of capital conservation buffer.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2016:	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,186	23.7%	$4,077	8.625%	$4,727	10.0%

Tier 1 capital to risk-weighted assets	$10,993	23.3%	$3,132	6.625%	$3,782	8.0%

Common equity tier 1 capital to risk- weighted assets	$10,993	23.3%	$2,423	5.125%	$3,073	6.5%

Tier 1 capital to total assets	$10,993	11.4%	$3,854	4.000%	$4,817	5.0%

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

The Company mitigates this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. At September 30, 2016, there were six loan commitments outstanding of $1,008,000.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At September 30, 2016 and March 31, 2016, the Company did not have any available for sale securities.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at September 30, 2016 and March 31, 2016 include impaired loans of $755,931 and $686,919, respectively, utilizing Level 3 inputs. The impaired loans are collateral dependent.

Following is a summary of the activity in the allowance for losses on impaired loans, including TDRs:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Balance, beginning of period	$17,000	$90,120	$15,380	$53,665
Loan charge-offs	-	(27,000)	-	(27,000)
Loan recoveries	-	-	-	-
Provision for (credit to) loan losses	18,771	(44,254)	20,391	(7,799)
Balance, end of period	$35,771	$18,866	$35,771	$18,866

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $397,396 at September 30, 2016 and $593,762 at March 31, 2016. Foreclosed real estate is initially recorded at fair value utilizing Level 2 units based on observable market data less costs to sell, establishing a new cost basis.

Fair Value of Financial Instruments

The carrying amount, fair value and the financial hierarchy of the Company’s financial instruments are summarized in the following table. Fair values of financial instruments have been estimated by the Company based upon available market information with the assistance of an independent consultant.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

	September 30,
	2016
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$11,267,154	$11,267,154	$11,267,154	$-	$-
Stock in FHLBC	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	81,041,873	83,558,036	-	82,802,105	755,931
Accrued interest receivable on loans	249,951	249,951	-	249,951	-
Deposits	77,453,462	74,389,235	-	74,389,235	-
Accrued interest on deposits	66,076	66,076	-	66,076	-
Advances from FHLBC	5,000,000	5,074,357	-	5,074,357	-

	March 31,
	2016
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$14,619,602	$14,619,602	$14,619,602	$-	$-
Stock in FHLBC	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	79,083,416	81,221,342	-	80,534,423	686,919
Accrued interest receivable on loans	246,161	246,161	-	246,161	-
Deposits	78,858,005	75,150,936	-	75,150,936	-
Accrued interest on deposits	69,236	69,236	-	69,236	-
Advances from FHLBC	5,000,000	5,166,470	-	5,166,470	-

The following methods and assumptions were used in estimating the fair values shown above:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of instruments.
•	Stock in FHLB of Chicago is valued at cost, which represents historical redemption value and approximates fair value.
•	Fair values for the loan portfolio, certificates of deposit and advances from the FHLBC are computed using an analysis which considers the amount and timing of all future cash flows of the underlying instruments discounted at current market rates.
•	Fair values of non-maturing deposits, such as checking, NOW, savings and money market deposit accounts, are computed using an analysis which uses decay rates to estimate the amount and timing of all future cash flows of the underlying instruments, which are discounted at current market rates.
•	The carrying amounts of accrued interest receivable and payable approximate fair value.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at September 30, 2016 and for the three and six months ended September 30, 2016 and 2015 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements (Unaudited) and the notes thereto, appearing in Part I, Item 1 of this report and the Consolidated Financial Statements (Audited) and the notes thereto, appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Overview-General

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and small businesses. At September 30, 2016, we had total assets of $95.5 million, net loans of $81.0 million, total deposits of $77.5 million and stockholders’ equity of $12.3 million.

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

Comparison of Financial Condition at September 30, 2016 and March 31, 2016

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.3 million to $11.3 million at September 30, 2016 from $14.6 million at March 31, 2016 primarily as a result of increased loan originations since March 31, 2016.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At September 30, 2016, single-family, owner occupied residential real estate loans totaled $65.9 million, or 81.1% of total loans, compared to $63.6 million, or 80.1% of total loans at March 31, 2016. The increase in single-family owner occupied residential real estate loans is the result of new originations exceeding repayments.

Single-family non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $9.2 million, or 11.3% of total loans, at September 30, 2016 compared to $9.0 million, or 11.4% of total loans, at March 31, 2016. Single-family non-owner occupied residential real estate loan balances increased due to new originations exceeding repayments.

Multi-family and commercial real estate loans totaled $3.5 million, or 4.3% of total loans, at September 30, 2016 compared to $3.6 million, or 4.5% of total loans, at March 31, 2016. Reductions in these loan segments were a result of repayments by borrowers largely as a result of the competitive environment for financing these types of mortgage loans.

Consumer loan balances totaled $1.8 million, or 2.2% of total loans, at September 30, 2016 compared to $2.0 million, or 2.5% of total loans, at March 31, 2016. The reduction in consumer loans was a primary result of repayments by borrowers and to a lesser extent by competitive dealer financing offers.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Land loan balances totaled $909,000, or 1.1% of total loans, at September 30, 2016 compared to $1.2 million, or 1.5% of total loans, at March 31, 2016. The reduction in this segment of the portfolio is a result of payments and prepayments net of new originations since March 31, 2016.

At September 30, 2016, fixed-rate loans, balloon loans and adjustable-rate loans totaled $42.4 million, $38.9 million and $10,600, respectively. A balloon mortgage is a mortgage that does not fully amortize over the term of the loan, and therefore, a large portion of the principal balance is repaid with a single payment at the end of its term.

Loan originations for the three months ended September 30, 2016 increased $1.6 million to $5.2 million, from $3.6 million for the three months ended September 30, 2015. The increase is attributable to a better residential real estate sales market.

Investments. At September 30, 2016, our investment portfolio totaled $1.2 million and consisted solely of our investment in the FHLBC stock. Our investment in FHLBC stock was unchanged from March 31, 2016. At September 30, 2016, excess or voluntary FHLB stock increased to $879,214 from $569,614 at March 31, 2016. The increase of $309,600 in excess or voluntary FHLB stock was due to reductions in membership and borrowing activity requirements.

Other Assets. Other assets totaled $224,000 at September 30, 2016, a decrease of $98,000 from March 31, 2016. The decrease over the period was due primarily to a lower prepaid multi-employer plan benefit expense and the timing of other prepaid items.

Deposits. Deposits totaled $77.5 million at September 30, 2016, a decrease of $1.4 million from March 31, 2016. This decrease in balances occurred in certificates of deposit and attributed to local competitive rates being offered for certificates of deposit. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. At September 30, 2016 and March 31, 2016, the Bank had no brokered deposits.

Borrowings. We utilize FHLBC advances to supplement our supply of funds for loans. During the three months ended September 30, 2016 there were no new advances or repayments made.

Results of Operations for the Three Months Ended September 30, 2016 and 2015.

General. Net earnings of $30,000 were recorded for the three months ended September 30, 2016 compared with a net loss of $4,000 for the three months ended September 30, 2015. The increase in net earnings was primarily due to an increase in interest income and a reduction in noninterest expense.

Total Interest Income. Total interest income increased $31,000 to $850,000 for the three months ended September 30, 2016. The increase was due primarily to higher interest income on loans receivable as a result of higher average loan balances.

Total Interest Expense. Total interest expense decreased $4,000 to $222,000 for the three months ended September 30, 2016 from $226,000 for the three months ended September 30, 2015. The decrease resulted primarily from lower money market rates and balances.

At September 30, 2016, the Bank had a $5.0 million fixed rate FHLB advance that carries an effective interest rate of 4.78% and matures February 13, 2017. The advance was obtained in a substantially higher interest rate environment. The Bank has not prepaid the advance because it would involve a substantial penalty.

Net Interest Income. Net interest income increased $35,000 to $628,000 for the three months ended September 30, 2016 from $593,000 for the three months ended September 30, 2015. The increase is due primarily to higher interest income on loans receivable.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our credit risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including the level of nonaccrual loans. During the quarter ended September 30, 2016 and 2015, the Company did not record a loss provision. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area is improving and recent increases in home sale prices are improving collateral values.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs, and are annualized. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances are calculated using daily balances for the three months ended September 30, 2016 and 2015, and nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. None of the income reflected in the following table is tax-exempt income.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

	Three Months Ended
	September 30,
	2016			2015
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$80,590	$835	4.14%	$75,067	$810	4.32%
FHLBC Stock	1,165	3	1.03	1,165	1	0.34
Other interest-earning assets	10,356	12	0.46	16,260	8	0.20
Total interest-earning assets	92,111	850	3.69	92,492	819	3.54

Noninterest-earning assets	4,359			5,585
Total assets	96,470			98,077

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,659	$3	0.18%	$6,442	$3	0.19%
Savings accounts	14,769	8	0.22	14,405	9	0.25
Money market accounts	13,378	12	0.36	13,999	16	0.46
Certificates of deposit	39,288	139	1.42	40,306	138	1.37
Total interest-bearing deposits	74,094	162	0.87	75,152	166	0.88

FHLBC advances	5,000	60	4.80	5,000	60	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$79,094	$222	1.12	$80,152	$226	1.13

Noninterest-bearing NOW accounts	4,136			3,673
Other noninterest-bearing liabilities	843			837
Total liabilities	84,073			84,662

Stockholders’ equity	12,397			13,415
Total liabilities and stockholders’ equity	$96,470			$98,077

Net interest income		$628			$593
Interest rate spread			2.57%			2.41%

Net interest margin		2.73%			2.56%

Average interest-earning assets to average interest-bearing liabilities	116.46%			115.40%

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income was $33,000 for the three month period ended September 30, 2016 compared to $30,000 for the three months ended September 30, 2015.

Noninterest Expense. Noninterest expense consists primarily of salaries and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other noninterest expenses. Total noninterest expense was $621,000 for the three months ended September 30, 2016 compared to $634,000 for the three months ended September 30, 2015. The decrease of $13,000 in noninterest expense is attributed to lower other noninterest expense. Other noninterest expense decreased due primarily to lower supplies expense and public company related costs.

Income Taxes. Income taxes for the three months ended September 30, 2016 was $10,000 compared to a tax benefit of $7,000 for the three months ended September 30, 2015. The increase in tax expense is primarily attributable to higher pre-tax earnings.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Results of Operations for the Six Months Ended September 30, 2015 and 2014

General. Net earnings for the six months ended September 30, 2016 and 2015 were $64,000 and $41,000, respectively. The increase in net earnings was primarily due to an increase in interest income on loans receivable.

Total Interest Income. Total interest income increased $58,000 to $1.7 million for the six months ended September 30, 2016 when compared to $1.6 million for the six months ended September 30, 2015. The increase was due primarily to the effects of higher loan originations, increased dividends on FHLB stock and higher returns on other interest-earning assets. While the average yield (annualized) of the loan portfolio decreased to 4.17% for the six months ended September 30, 2015 from 4.33% for the same period in 2015, the average yield (annualized) on total interest-earning assets was 3.59% and unchanged for the same period in 2015.

Total Interest Expense. Total interest expense increased $16,000 to $446,000 for the six months ended September 30, 2016 from $430,000 for the six months ended September 30, 2015. The increase was a result of the local competitive market forces for acquiring certificates of deposits.

The Bank has a $5 million fixed rate advance that carries an interest rate of 4.78% and matures February 13, 2017. The advance was obtained in a substantially higher interest rate environment. The Bank has not prepaid the advance because it would involve a substantial penalty.

Net Interest Income. Net interest income increased $42,000 to $1.3 million for the six months ended September 30, 2016 from $1.2 million for the six months ended September 30, 2015. The increase is due primarily to higher interest income on loans receivable.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following table summarizes average balances and average yields and costs for the six months ended September 30, 2016 and 2015. Yields are annualized.

	Six Months Ended
	September 30,
	2016			2015
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$80,248	$1,675	4.17%	$75,052	$1,626	4.33%
FHLBC Stock	1,165	6	1.03	1,165	3	0.52
Other interest-earning assets	13,405	23	0.34	15,378	17	0.22
Total interest-earning assets	94,818	1,704	3.59	91,595	1,646	3.59

Noninterest-earning assets	2,237			5,770
Total assets	97,055			97,365

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,875	$5	0.15%	$6,564	$5	0.15%
Savings accounts	14,764	16	0.22	14,409	18	0.25
Money market accounts	13,346	25	0.37	14,119	35	0.50
Certificates of deposit	39,676	280	1.41	38,267	252	1.32
Total interest-bearing deposits	74,661	326	0.87	73,359	310	0.85

FHLBC advances	5,000	120	4.80	5,000	120	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$79,661	$446	1.12	$78,359	$430	1.10

Noninterest-bearing NOW accounts	4,041			3,681
Other noninterest-bearing liabilities	966			1,963
Total liabilities	84,668			84,003

Stockholders’ equity	12,387			13,362
Total liabilities and stockholders’ equity	$97,055			$97,365

Net interest income		$1,258			$1,216
Interest rate spread			2.47%			2.49%

Net interest margin		2.65%			2.66%

Average interest-earning assets to average interest-bearing liabilities	119.03%			116.89%

Provision for Loan Losses. For the six months ended September 30, 2016, the Bank did not record a provision for loan losses. During the six months ended September 30, 2015, the Bank recorded a net credit to the provision for loan losses of $11,700. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area. While delinquencies are still an issue, employment in the local area has improved and recent increases in home sale prices are improving collateral values.

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income increased $4,000 for the six month period ended September 30, 2016 to $68,000 from $64,000 for the six months ended September 30, 2015 due primarily to higher service charges on deposit accounts.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Noninterest Expense. Noninterest expense primarily consists of compensation and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense decreased $3,000 for the six months ended September 30, 2016.

Compensation and benefit expense increased $19,000 to $667,000 for the six months ended September 30, 2016 from $648,000 for the comparable period in 2015. The increase was due to increased compensation and health care costs partially offset by a decrease in multi-employer plan benefit expense.

Advertising expense decreased $6,000 for the six months ended September 30, 2016 from $18,000 for the comparable period in 2015. The decrease is related primarily to a change in the Bank’s advertising focus from traditional forms such as yellow pages and newspapers to more electronic and social media venues.

Other noninterest expense decreased $18,000 to $138,000 for the six months ended September 30, 2016 from $156,000 for the six months ended September 30, 2015 due primarily to lower public company related costs and supplies expense.

Income Taxes. Income tax expense for the six months ended September 30, 2016 was $38,000 compared to $22,000 for the six months ended September 30, 2015. The increase in tax expense is primarily attributable to higher pre-tax income.

Analysis of Nonperforming and Classified Assets.

We consider foreclosed real estate, repossessed assets, nonaccrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. There were no changes in our nonaccrual loan policy during the three months ended September 30, 2016 and 2015.

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

Nonperforming Assets

Nonaccrual loans at September 30, 2016 consisted of one single-family, owner-occupied dwelling in the amount of $65,000.

Accruing troubled debt restructurings were $691,000 at September 30, 2016 and $687,000 at March 31, 2016.

At September 30, 2016, there were no other loans known to management which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

See Note 3 to our unaudited consolidated financial statements for a description by loan category of our classified assets as of September 30, 2016 and March 31, 2016.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $11.3 million. At September 30, 2016, the Bank had $5.0 million in FHLBC advances outstanding.

In addition, an unsecured open line credit of $2.0 million exists with Quad City Bank and Trust, Davenport, Iowa. The establishment of this credit line is in conjunction with the Bank’s liquidity and contingency funding plans.

A significant use of our liquidity is the funding of loan originations. At September 30, 2016, the Bank had six loan commitments outstanding totaling $1.0 million to finance five single-family, owner occupied residence loans and one land loan. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2016 totaled $11.4 million, or 29.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. The Company’s ability to pay cash dividends may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the $651,000 held in overnight Fed Funds and Fed excess balances accounts. Payment of cash dividends on capital stock by a savings and loan holding company is limited by Federal Reserve Board regulations. At September 30, 2016, the Company (on an unconsolidated basis) had liquid assets of $658,000.

On November 12, 2015, the Board of Directors of the Company authorized the repurchase of up to $1.1 million of the outstanding shares of the Company's common stock. The Company intends to conduct any repurchases through open market purchases by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the exact dollar amount or number of shares that the Company may repurchase. At September 30, 2016, the Company had repurchased 92,525 shares in the amount of just under $1.1 million at an average price $11.78 per share.

Our primary investing activity is the origination of loans. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the rates paid and products offered by us and our local competitors and several other factors. We generally manage the pricing of our deposits to be competitive.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See note 5 of notes to the consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

For the three months ended September 30, 2016 and 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table presents information regarding stock repurchases by the Company during the quarter ended September 30, 2016:

			Total number of
			shares
			purchased as	Maximum number
	Total		part of publicly	of shares that may
	Number of	Average	announced	yet be purchased
	shares	price paid	plans or	under the plans or
Period	purchased	per share	programs	programs(1)

July 1, 2016 through July 31, 2016	971	$11.40	971	8,400
August 1, 2016 through August 31, 2016	7,804	11.55	7,804	500
September 1, 2016 through September 30, 2016	-	-	-	500

(1)	The maximum number of shares that may yet be repurchased under the plans or programs is the equivalent of the remaining cash set aside for repurchase divided by the average share price for all purchases made to date and rounded to the nearest 100 shares.

On November 12, 2015, the Board of Directors of the Company authorized the repurchase of up to $1.1 million worth of the outstanding shares of the Company's common stock. The Company intends to conduct any repurchases through open market purchases by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp.(1)
3.2	Bylaws of Sugar Creek Financial Corp.(2)
4.0	Form of Common Stock Certificates of Sugar Creek Financial Corp.(2)
10.1	Employment Agreement between Sugar Creek Financial Corp. and Robert J. Stroh, Jr.(3)
10.2	Employment Agreement between Tempo Bank and Robert J. Stroh, Jr.(3)
10.3	Employment Agreement between Sugar Creek Financial Corp. and Francis J. Eversman(3)
10.4	Employment Agreement between Tempo Bank and Francis J. Eversman(3)
10.5	Sugar Creek Financial Corp. 2015 Restricted Stock Plan(4)
31.0	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the exhibits filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2013.
(2)	Incorporated by reference into this document from the exhibits filed with the Registration Statement on Form S-1 (SEC File No. 333-192700), and amendments thereto.
(3)	Incorporated by reference into this document from the exhibits filed with the Current Report on Form 8-K, filed on June 30, 2014.
(4)	Incorporated by reference into this document from Appendix A to the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.
31

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: November 9, 2016	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer

