Form 10-Q
period 2016-12-31
Sugar Creek Financial Corp./MD/
filed 2017-02-09
CIK 1592407

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 20, 2017, the registrant had 856,220 shares of common stock outstanding.

Form 10-Q

 i

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2016	2016
Assets

Cash and due from banks	$2,972,740	$2,248,602
Federal funds sold	2,393,422	10,359,296
FHLB daily investment account	4,379,751	2,011,704
Cash and cash equivalents	9,745,913	14,619,602
Stock in Federal Home Loan Bank of Chicago ("FHLBC")	1,165,513	1,165,513
Loans receivable, net of allowance for losses of $187,403 at December 31, 2016 and $193,403 at March 31, 2016, respectively	82,040,079	79,083,416
Premises and equipment, net	1,092,888	1,158,680
Foreclosed real estate	903,683	593,762
Accrued interest receivable on loans	243,992	246,161
Other assets	283,482	322,216
Total assets	$95,475,550	$97,189,350

Liabilities and Stockholders' Equity

Deposits	$77,234,099	$78,858,005
Accrued interest payable on deposits	65,122	69,236
Advances from FHLBC	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	302,096	456,353
Other liabilities	286,087	284,639
Deferred tax liability	247,472	208,108
Total liabilities	83,134,876	84,876,341
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized and 856,220 and 865,495 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	8,562	8,655
Additional paid-in capital	5,503,957	5,553,764
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(355,379)	(388,137)
Retained earnings - substantially restricted	7,183,534	7,138,727
Total stockholders' equity	12,340,674	12,313,009
Total liabilities and stockholders' equity	$95,475,550	$97,189,350

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Interest income:
Loans receivable	$828,218	819,093	2,503,571	$2,445,142
Stock in FHLBC	2,947	1,469	8,913	4,359
Other interest-earning assets	8,159	9,160	31,491	26,213
Total interest income	839,324	829,722	2,543,975	2,475,714

Interest expense:
Deposits	157,008	171,910	483,309	482,379
Advances from FHLBC	60,183	60,183	179,896	179,896
Total interest expense	217,191	232,093	663,205	662,275
Net interest income	622,133	597,629	1,880,770	1,813,439
Provision for (credit to) loan losses	20,000	-	20,000	(11,700)
Net interest income after provision for (credit to) loan losses	602,133	597,629	1,860,770	1,825,139

Noninterest income:
Loan service charges	4,385	7,665	14,902	16,561
Service charges on deposit accounts	23,986	26,330	74,037	71,761
Other	6,562	3,746	13,682	13,022
Total noninterest income	34,933	37,741	102,621	101,344

Noninterest expense:
Compensation and benefits	348,977	347,136	1,016,294	994,946
Occupancy expense	36,452	33,390	107,783	96,770
Equipment and data processing	96,557	97,707	296,132	300,195
FDIC premium expense	1,016	16,638	33,636	48,304
Advertising	5,924	8,849	17,763	26,659
Operations of foreclosed real estate, net	(1,977)	5,878	20,527	25,032
Professional and regulatory fees	43,050	55,050	123,160	143,695
Other	69,421	65,429	208,091	221,917
Total noninterest expense	599,420	630,077	1,823,386	1,857,518
Earnings before income tax expense	37,646	5,293	140,005	68,965

Income tax expense	14,799	3,689	52,903	26,137

Net earnings	$22,847	1,604	87,102	$42,828

Basic and diluted earnings per share	$0.03	0.00	0.11	$0.05
Dividends per share	$0.00	0.00	0.00	$0.12

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Unaudited)

			Common
		Additional	Stock		Total
For the Nine Months Ended	Common	Paid-in	Acquired	Retained	Stockholders'
December 31, 2016	Stock	Capital	by ESOP	Earnings	Equity

Balance at March 31, 2016	$8,655	$5,553,764	$(388,137)	$7,138,727	$12,313,009
Unaudited:
Net earnings	-	-	-	87,102	87,102

Repurchase of common stock	(93)	(64,832)	-	(42,295)	(107,220)

Amortization of ESOP awards	-	15,025	32,758	-	47,783

Balance at December 31, 2016	$8,562	$5,503,957	$(355,379)	$7,183,534	$12,340,674

			Common
		Additional	Stock		Total
For the Nine Months Ended	Common	Paid-in	Acquired	Retained	Stockholders'
December 31, 2015	Stock	Capital	by ESOP	Earnings	Equity

Balance at March 31, 2015	$9,492	$6,124,848	$(432,527)	$7,582,502	$13,284,315
Unaudited:
Net earnings	-	-	-	42,828	42,828

Dividends, $.12 per share	-	-	-	(107,513)	(107,513)

Repurchase of common stock	(300)	(209,700)	-	(142,600)	(352,600)

Amortization of ESOP awards	-	9,812	33,471	-	43,283

Balance at December 31, 2015	$9,192	$5,924,960	$(399,056)	$7,375,217	$12,910,313

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	December 31,
	2016	2015

Cash flows from operating activities:
Net earnings	$87,102	$42,828
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	68,951	69,456
Provision for (credit to) loan losses	20,000	(11,700)
Provision for losses on foreclosed real estste	15,933	13,878
ESOP expense	47,783	43,283
Amortization of deferred loan fees, net	(14,394)	(18,538)
Decrease in accrued interest receivable	2,169	15,769
Decrease (increase) in other assets	38,733	(33,469)
Increase (decrease) in:
Accrued interest payable on deposits	(4,114)	19,647
Other liabilities	1,448	(43,142)
Income taxes payable	39,364	-
Net cash provided by operating activities	302,975	98,012
Cash flows from investing activities:
Net decrease in loans receivable	(3,468,555)	(1,961,845)
Purchase of premises and equipment	(3,159)	(45,308)
Proceeds from sale of foreclosed real estate	180,433	48,390
Net cash (used for) investing activities	(3,291,281)	(1,958,763)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,623,906)	1,736,616
Decrease in advances from borrowers for taxes and insurance	(154,257)	(135,756)
Dividend, $.12 per share	-	(107,513)
Repurchase of common stock	(107,220)	(352,600)
Net cash (used for) provided by financing activities	(1,885,383)	1,140,747
Net (decrease) in cash and cash equivalents	(4,873,689)	(720,004)
Cash and cash equivalents at beginning of period	14,619,602	16,720,008
Cash and cash equivalents at end of period	$9,745,913	16,000,004

Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLBC	$667,319	$662,274
Federal and state income taxes	15,958	35,000
Noncash transactions:
Real estate acquired in settlement of loans	506,287	179,298
Financing of foreclosed real estate	-	154,000
Retirement of repurchased common stock	107,220	352,600

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

Interim Financial Statements

The consolidated financial statements of the Company at December 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 have been prepared in conformity with U.S. GAAP for interim financial information and predominant practices followed by the financial services industry and are unaudited. In management’s opinion, the interim data at December 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Net earnings	$22,847	$1,604	$87,102	$42,828

Weighted-average basic and diluted shares	808,534	886,232	812,305	892,663

Basic and diluted earnings per share	$0.03	$0.00	$0.11	$0.05

Note 3. Loans Receivable, Net

Loans receivable, net, are summarized as follows:

	December 31,	March 31,
	2016	2016

Real estate loans:
Single-family, owner occupied	$67,204,463	$63,558,503
Single-family, non-owner occupied	8,802,796	9,038,252
Multi-family, 5 or more units	845,647	909,057
Commercial	2,707,374	2,664,961
Land	832,577	1,164,847
Consumer loans	1,917,709	2,023,413
	82,310,566	79,359,033
Allowance for losses	(187,403)	(193,403)
Deferred loan fees, net	(83,084)	(82,214)
Total loans	$82,040,079	$79,083,416

The weighted-average rate on loans was 4.06% and 4.19% at December 31, 2016 and March 31, 2016, respectively.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended December 31, 2016 and 2015:

	Allowance for Loan Losses
	Beginning	Provision (credit)			Ending
	Balance	for Losses	Charge-offs	Recoveries	Balance
Three months ended December 31, 2016:
Real estate loans:
Single-family, owner occupied	$129,640	$15,446	$(26,000)	$-	$119,086
Single-family, non-owner occupied	30,770	(973)	-	-	29,797
Multi-family, 5 or more units	1,453	46	-	-	1,499
Commercial	4,437	360	-	-	4,797
Land	1,523	(48)	-	-	1,475
Consumer loans	2,456	102	-	-	2,558
Unallocated	23,124	5,067	-	-	28,191
	$193,403	$20,000	$(26,000)	$-	$187,403

	Allowance for Loan Losses
	Beginning	Provision (credit)			Ending
	Balance	for Losses	Charge-offs	Recoveries	Balance
Three months ended December 31, 2015:
Real estate loans:
Single-family, owner occupied	$109,751	$11,655	$-	$-	$121,406
Single-family, non-owner occupied	27,056	(907)	-	-	26,149
Multi-family, 5 or more units	963	272	-	-	1,235
Commercial	4,800	(77)	-	-	4,723
Land	1,814	568	-	-	2,382
Consumer loans	2,285	216	-	-	2,501
Unallocated	56,734	(11,727)	-	-	45,007
	$203,403	$-	$-	$-	$203,403

The following presents by portfolio segment, the activity in the allowance for loan losses for the nine months ended December 31, 2016 and 2015:

	Allowance for Loan Losses
	Beginning	Provision (credit)			Ending
	Balance	for Losses	Charge-offs	Recoveries	Balance
Nine months ended December 31, 2016
Real estate loans:
Single-family, owner occupied	$116,012	$29,074	$(26,000)	$-	$119,086
Single-family, non-owner occupied	25,930	3,867	-	-	29,797
Multi-family, 5 or more units	1,600	(101)	-	-	1,499
Commercial	4,690	107	-	-	4,797
Land	2,050	(575)	-	-	1,475
Consumer loans	2,694	(136)	-	-	2,558
Unallocated	40,427	(12,236)	-	-	28,191
	$193,403	$20,000	$(26,000)	$-	$187,403

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

	Allowance for Loan Losses
	Beginning	Provision (credit)			Ending
	Balance	for Losses	Charge-offs	Recoveries	Balance
Nine months ended December 31, 2015
Real estate loans:
Single-family, owner occupied	$162,403	$(40,997)	$-	$-	$121,406
Single-family, non-owner occupied	33,206	(7,057)	-	-	26,149
Multi-family, 5 or more units	1,500	26,735	(27,000)	-	1,235
Commercial	5,986	(1,263)	-	-	4,723
Land	2,521	(139)	-	-	2,382
Consumer loans	2,954	(453)	-	-	2,501
Unallocated	33,533	11,474	-	-	45,007
	$242,103	$(11,700)	$(27,000)	$-	$203,403

The following presents by portfolio segment, the recorded investment in loans and impairment method at December 31, 2016 and March 31, 2016:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At December 31, 2016:
Real estate loans:
Single-family, owner occupied	$-	$119,086	$119,086	$205,698	$66,998,765	$67,204,463
Single-family, non-owner occupied	14,552	15,245	29,797	199,804	8,602,992	8,802,796
Multi-family, 5 or more units	-	1,499	1,499	-	845,647	845,647
Commercial	-	4,797	4,797	-	2,707,374	2,707,374
Land	-	1,475	1,475	-	832,577	832,577
Consumer loans	-	2,558	2,558	8,790	1,908,919	1,917,709
Unallocated	-	28,191	28,191	-	-	-
	$14,552	$172,851	$187,403	$414,292	$81,896,274	$82,310,566

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$5,000	$111,012	$116,012	$483,589	$63,074,914	$63,558,503
Single-family, non-owner occupied	10,380	15,550	25,930	203,330	8,834,922	9,038,252
Multi-family, 5 or more units	-	1,600	1,600	-	909,057	909,057
Commercial	-	4,690	4,690	-	2,664,961	2,664,961
Land	-	2,050	2,050	-	1,164,847	1,164,847
Consumer loans	-	2,694	2,694	-	2,023,413	2,023,413
Unallocated	-	40,427	40,427	-	-	-
	$15,380	$178,023	$193,403	$686,919	$78,672,114	$79,359,033

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents impaired loans and allocated valuation allowances based upon class levels and average recorded investment:

	Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At December 31, 2016
Real estate loans:
Single-family, owner occupied	$-	$205,698	$205,698	$205,698	$-
Single-family, non-owner occupied	199,804	-	199,804	199,804	14,552
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	8,790	8,790	8,790	-
	$199,804	$214,488	$414,292	$414,292	$14,552

The average recorded investment on impaired loans for the nine months ended December 31, 2016 included: single-family, owner occupied dwellings of $205,698, single-family, non-owner occupied dwellings of $201,567, and consumer of $9,277.

The average recorded investment on impaired loans for the nine months ended December 31, 2015 included: single-family, owner occupied dwellings of $721,156 and single-family, non-owner occupied dwellings of $205,915.

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
At March 31, 2016
Real estate loans:
Single-family, owner occupied	$483,589	$-	$483,589	$483,589	$5,000
Single-family, non-owner occupied	203,330	-	203,330	203,330	10,380
Multi-family, 5 or more units	-	-	-	-	-
Commercial	-	-	-	-	-
Land	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$686,919	$-	$686,919	$686,919	$15,380

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents nonperforming loans based upon class level at December 31, 2016 and March 31, 2016:

	Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At December 31, 2016:
Real estate loans:
Single-family, owner occupied	$205,698	$-	$-	$205,698
Single-family, non-owner occupied	-	-	199,804	199,804
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	8,790	8,790
	$205,698	$-	$208,594	$414,292

Nonperforming Loans
		Past Due 90	Accruing
		Days or More	Troubled Debt
	Nonaccrual	and Still Accruing	Restructurings	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$-	$-	$483,589	$483,589
Single-family, non-owner occupied	-	-	203,330	203,330
Multi-family, 5 or more units	-	-	-	-
Commercial	-	-	-	-
Land	-	-	-	-
Consumer loans	-	-	-	-
	$-	$-	$686,919	$686,919

For the nine months ended December 31, 2016, gross interest income that would have been recorded had the impaired loans been current in accordance with their original terms was $12,058. There was interest income of $8,286 recognized on such loans for the nine months ended December 31, 2016.

The following presents a summary of accruing TDRs at December 31, 2016 and March 31, 2016:

	December 31,		March 31,
	2016		2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Real estate loans:
Single-family, owner occupied	-	$-	1	$483,589
Single-family, non-owner occupied	2	199,804	2	203,330
Consumer loans	2	8,790	-	-
	4	$208,594	3	$686,919

At December 31, 2016, the recorded investment in single-family, real estate loans that are in the process of foreclosure according to the local jurisdiction requirement was $65,144.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following presents the Bank's loan portfolio aging analysis:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At December 31, 2016:
Real estate loans:
Single-family, owner occupied	$802,286	-	205,698	$66,196,479	$67,204,463
Single-family, non-owner occupied	115,567	200,418	-	8,486,811	8,802,796
Multi-family, 5 or more units	-	-	-	845,647	845,647
Commercial	-	-	-	2,707,374	2,707,374
Land	-	65,854	-	766,723	832,577
Consumer loans	-	1,131	-	1,916,578	1,917,709
	$917,853	$267,403	$205,698	$80,919,612	$82,310,566

	Days Past Due
	30-59	60-89	90 or more	Current	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$597,118	310,932	-	$62,650,453	$63,558,503
Single-family, non-owner occupied	121,440	203,330	-	8,713,482	9,038,252
Multi-family, 5 or more units	-	-	-	909,057	909,057
Commercial	-	-	-	2,664,961	2,664,961
Land	-	-	-	1,164,847	1,164,847
Consumer loans	18,046	2,660	-	2,002,707	2,023,413
	$736,604	$516,922	$-	$78,105,507	$79,359,033

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

The Loss asset quality rating encompasses assets that are considered uncollectible and of such little value that their continuance as assets is not warranted. A loss classification does not mean that an asset has no recovery or salvage value; instead, it means that it is not practical or desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though full or partial recovery may be realized in the future.

The following presents the credit risk profile for the Bank's loan portfolio based upon rating category:

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At December 31, 2016:
Real estate loans:
Single-family, owner occupied	$-	$205,698	$-	$-	$66,998,765	$67,204,463
Single-family, non-owner occupied	-	199,804	-	-	8,602,992	8,802,796
Multi-family, 5 or more units	-	-	-	-	845,647	845,647
Commercial	-	-	-	-	2,707,374	2,707,374
Land	-	-	-	-	832,577	832,577
Consumer loans	-	8,790	-	-	1,908,919	1,917,709
	$-	$414,292	$-	$-	$81,896,274	$82,310,566

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At March 31, 2016:
Real estate loans:
Single-family, owner occupied	$-	$483,589	$-	$-	$63,074,914	$63,558,503
Single-family, non-owner occupied	-	203,330	-	-	8,834,922	9,038,252
Multi-family, 5 or more units	-	-	-	-	909,057	909,057
Commercial	-	-	-	-	2,664,961	2,664,961
Land	-	-	-	-	1,164,847	1,164,847
Consumer loans	-	-	-	-	2,023,413	2,023,413
	$-	$686,919	$-	$-	$78,672,114	$79,359,033

Note 4. Income Taxes

The effective tax rate was 39.3% for the three months ended December 31, 2016, compared to 69.7% for the three months ended December 31, 2015. The effective tax rate for the nine months ended December 31, 2016 was 37.8%, compared to 37.9% for the nine months ended December 31, 2015.

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

Any repurchases of the Company’s common stock are conducted in accordance with applicable laws and regulations. On November 12, 2015, the Board of Directors of the Company authorized the repurchase of up to $1.1 million of the outstanding shares of the Company’s common stock. During the year ended March 31, 2016, the Company repurchased 83,750 shares of common stock at an average price of $11.86 per share. During the nine months ended December 31, 2016, the Company repurchased 9,275 shares of common stock at an average price of $11.56 per share.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At December 31, 2016 and March 31, 2016, the Bank met all capital adequacy requirements.

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

The Bank is also subject to the regulatory framework for prompt corrective action. At December 31, 2016 and March 31, 2016, the most recent notifications from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum capital standards for total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The Banks's actual and required capital amounts and ratios at December 31, 2016:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At December 31, 2016:	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,333	23.6%	$4,137	8.625%	$4,797	10.0%

Tier 1 capital to risk-weighted assets	$11,146	23.2%	$3,178	6.625%	$3,838	8.0%

Common equity tier 1 capital to risk-weighted assets	$11,146	23.2%	$2,458	5.125%	$3,118	6.5%

Tier 1 capital to total assets	$11,146	11.8%	$3,790	4.000%	$4,738	5.0%

(1) Includes transition of capital conservation buffer under "Basel III".

The Banks's actual and required capital amounts and ratios at March 31, 2016:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
At March 31, 2016:	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in Thousands)

Total capital to risk-weighted assets	$11,186	23.7%	$4,077	8.625%	$4,727	10.0%

Tier 1 capital to risk-weighted assets	$10,993	23.3%	$3,132	6.625%	$3,782	8.0%

Common equity tier 1 capital to risk-weighted assets	$10,993	23.3%	$2,423	5.125%	$3,073	6.5%

Tier 1 capital to total assets	$10,993	11.4%	$3,854	4.000%	$4,817	5.0%

(1) Includes transition of capital conservation buffer under Basel "III".

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The Company mitigates this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. At December 31, 2016, there were no loan commitments outstanding.

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

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. At December 31, 2016 and March 31, 2016, the Company did not have any available for sale securities.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input) and discounted cash flow analysis. See note 3.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis at December 31, 2016 and March 31, 2016 include impaired loans of $414,292 and $686,919, respectively, utilizing Level 3 inputs. The impaired loans are collateral dependent.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following is a summary of the activity in the allowance for losses on impaired loans, including TDRs:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Balance, beginning of period	$35,771	$18,866	$15,380	$53,665
Loan charge-offs	-	-	-	(27,000)
Loan recoveries	-	-	-	-
Provision for (credit to) loan losses	(21,219)	7,845	(828)	46
Balance, end of period	$14,552	$26,711	$14,552	$26,711

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate which amounted to $903,683 at December 31, 2016 and $593,762 at March 31, 2016. Foreclosed real estate is initially recorded at fair value utilizing Level 2 units based on observable market data less estimated costs to sell, establishing a new cost basis.

Fair Value of Financial Instruments

The carrying amount, fair value and the financial hierarchy of the Company’s financial instruments are summarized in the following table. Fair values of financial instruments have been estimated by the Company based upon available market information with the assistance of an independent consultant.

	December 31,
	2016
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$9,745,913	$9,745,913	$9,745,913	$-	$-
Stock in FHLBC	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	82,040,079	82,233,127	-	81,818,835	414,292
Accrued interest receivable on loans	243,992	243,992	-	243,992	-
Deposits	77,234,099	71,371,021	-	71,371,021	-
Accrued interest on deposits	65,122	65,122	-	65,122	-
Advances from FHLBC	5,000,000	5,023,962	-	5,023,962	-

	March 31,
	2016
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$14,619,602	$14,619,602	$14,619,602	$-	$-
Stock in FHLBC	1,165,513	1,165,513	-	1,165,513	-
Loans receivable, net	79,083,416	81,221,342	-	80,534,423	686,919
Accrued interest receivable on loans	246,161	246,161	-	246,161	-
Deposits	78,858,005	75,150,936	-	75,150,936	-
Accrued interest on deposits	69,236	69,236	-	69,236	-
Advances from FHLBC	5,000,000	5,166,470	-	5,166,470	-

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following methods and assumptions were used in estimating the fair values shown above:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of instruments.
•	Stock in FHLB of Chicago is valued at cost, which represents historical redemption value and approximates fair value.
•	Fair values for the loan portfolio, certificates of deposit and advances from the FHLB of Chicago are computed using an analysis which considers the amount and timing of all future cash flows of the underlying instruments discounted at current market rates.
•	Fair values of non-maturing deposits, such as checking, NOW, savings and money market deposit accounts, are computed using an analysis which uses decay rates to estimate the amount and timing of all future cash flows of the underlying instruments, which are discounted at current market rates.
•	The carrying amounts of accrued interest receivable and payable approximate fair value.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at December 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements (Unaudited) and the notes thereto, appearing in Part I, Item 1 of this report and the Consolidated Financial Statements (Audited) and the notes thereto, appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Overview-General

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and small businesses. At December 31, 2016, we had total assets of $95.5 million, net loans of $82.0 million, total deposits of $77.2 million and stockholders’ equity of $12.3 million.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Allowance for Loan Losses. We consider the allowance for loan losses to be our critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to operations. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of qualitative loss factors to be applied to the various segments of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly. The allowance consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers non-impaired loans and is based on the historical loan loss experience for generally the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Company’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including primarily changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. Furthermore, a large credit loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Comparison of Financial Condition at December 31, 2016 and March 31, 2016

Cash and Cash Equivalents. Cash and cash equivalents decreased $4.9 million to $9.7 million at December 31, 2016 from $14.6 million at March 31, 2016 primarily as a result of new loan originations since March 31, 2016.

Loans. The largest segment of our loan portfolio is single-family owner occupied residential real estate loans. At December 31, 2016, single-family, owner occupied residential real estate loans totaled $67.2 million, or 81.6% of total loans, compared to $63.6 million, or 80.1% of total loans at March 31, 2016. The increase in single-family owner occupied residential real estate loans is the result of new originations exceeding repayments.

Single-family non-owner occupied residential real estate loans, the second largest segment of our loan portfolio, totaled $8.8 million, or 10.7% of total loans, at December 31, 2016 compared to $9.0 million, or 11.4% of total loans, at March 31, 2016. Single-family non-owner occupied residential real estate loan balances decreased due to repayments.

Multi-family and commercial real estate loans totaled $3.5 million, or 4.3% of total loans, at December 31, 2016 compared to $3.6 million, or 4.5% of total loans, at March 31, 2016. Reductions in these loan segments were a result of repayments by borrowers largely as a result of the competitive environment for financing these types of mortgage loans.

Consumer loans totaled $1.9 million, or 2.3% of total loans, at December 31, 2016 compared to $2.0 million, or 2.5% of total loans, at March 31, 2016. The reduction in consumer loans was a primary result of repayments by borrowers and to a lesser extent by competitive dealer financing offers.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Land loans totaled $832,000, or 1.0% of total loans, at December 31, 2016 compared to $1.2 million, or 1.5% of total loans, at March 31, 2016. The reduction in this segment of the portfolio is a result of payments and prepayments, net of new originations, since March 31, 2016.

At December 31, 2016, fixed-rate loans, balloon loans and adjustable-rate loans totaled $44.1 million, $38.1 million and $10,000, respectively. A balloon loan is a loan that does not fully amortize over the term of the loan, and therefore, a large portion of the principal balance is repaid with a single payment at the end of its term.

Loan originations for the three months ended December 31, 2016 decreased $749,000 to $5.8 million, from $6.6 million for the three months ended December 31, 2015. The decrease is attributable to fewer residential real estate sales in the local market area.

Investments. At December 31, 2016, our investment portfolio totaled $1.2 million and consisted solely of our investment in FHLB of Chicago stock. Our investment in FHLB stock was unchanged from March 31, 2016. At December 31, 2016, excess or voluntary FHLB stock was $879,214, compared to $569,614 at March 31, 2016. The increase in excess or voluntary FHLB stock was due to reductions in membership and borrowing activity requirements.

Other Assets. Other assets totaled $283,000 at December 31, 2016, a decrease of $39,000 from March 31, 2016. The decrease over the period was due primarily to a lower prepaid multi-employer plan benefit expense and the timing of other prepaid items.

Deposits. Deposits totaled $77.2 million at December 31, 2016, a decrease of $1.6 million from March 31, 2016. This decrease in balances occurred in certificates of deposit and is attributed to local competitive rates being offered for certificates of deposit. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. At December 31, 2016 and March 31, 2016, the Bank had no brokered deposits.

Borrowings. We utilize FHLB of Chicago advances to supplement our supply of funds for loans. During the three months ended December 31, 2016 there were no new advances or repayments made.

Results of Operations for the Three Months Ended December 31, 2016 and 2015.

General. Net earnings of $23,000 were recorded for the three months ended December 31, 2016 compared to $2,000 for the three months ended December 31, 2015. The increase in net earnings was primarily due to an increase in interest income and a reduction in noninterest expense.

Total Interest Income. Total interest income increased $10,000 to $839,000 for the three months ended December 31, 2016. The increase was due primarily to higher interest income on loans receivable as a result of higher average loan balances.

Total Interest Expense. Total interest expense decreased $15,000 to $217,000 for the three months ended December 31, 2016 from $232,000 for the three months ended December 31, 2015. The decrease resulted primarily from lower money market rates and certificate of deposit balances.

At December 31, 2016, the Bank had a $5.0 million fixed rate FHLB advance that carries an effective interest rate of 4.78% and matures February 13, 2017. The advance was obtained in a substantially higher interest rate environment. The Bank has not prepaid the advance because it would involve a substantial penalty.

Net Interest Income. Net interest income increased $25,000 to $622,000 for the three months ended December 31, 2016 from $597,000 for the three months ended December 31, 2015. The increase is due primarily to higher interest income on loans receivable.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our credit risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including the level of nonaccrual loans. During the quarter ended December 31, 2016, the Company recorded a provision for loan loss of $20,000. The provision for loan loss was made to partially offset a $26,000 charge-off on a loan secured by an owner occupied single-family residence that the Company accepted by a deed-in-lieu of foreclosure. During the quarter ended December 31, 2015, the Company did not record a provision for loan losses. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area, and while delinquencies are still an issue to be monitored, employment in the local area is improving and recent increases in home sale prices are improving collateral values.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs, and are annualized. The yields and costs for the periods indicated are derived by dividing interest income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances are calculated using daily balances for the three months ended December 31, 2016 and 2015, and nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. None of the interest income reflected in the following table is tax-exempt income.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

	Three Months Ended
	December 31,
	2016			2015
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$81,697	$828	4.05%	$76,107	$819	4.30%
FHLBC Stock	1,165	3	1.03	1,165	1	0.34
Other interest-earning assets	7,824	8	0.41	14,844	9	0.24
Total interest-earning assets	90,686	$839	3.70	92,116	$829	3.60

Noninterest-earning assets	5,071			5,353
Total assets	$95,757			$97,469

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,772	$3	0.18%	$6,526	$3	0.18%
Savings accounts	14,713	8	0.22	13,996	9	0.26
Money market accounts	13,202	12	0.36	13,774	16	0.46
Certificates of deposit	38,399	134	1.40	40,655	144	1.42
Total interest-bearing deposits	73,086	157	0.86	74,951	172	0.92

FHLBC advances	5,000	60	4.80	5,000	60	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$78,086	$217	1.11	$79,951	$232	1.16

Noninterest-bearing NOW accounts	4,429			3,506
Other noninterest-bearing liabilities	776			787
Total liabilities	83,291			84,244

Stockholders’ equity	12,466			13,225
Total liabilities and stockholders’ equity	$95,757			$97,469

Net interest income		$622			$597
Interest rate spread			2.59%			2.44%

Net interest margin		2.74%			2.59%

Average interest-earning assets to average interest-bearing liabilities	116.14%			115.22%

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income was $35,000 for the three month period ended December 31, 2016 compared to $38,000 for the three months ended December 31, 2015.

Noninterest Expense. Noninterest expense consists primarily of salaries and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other noninterest expenses. Total noninterest expense was $599,000 for the three months ended December 31, 2016 compared to $630,000 for the three months ended December 31, 2015. The decrease of $31,000 in noninterest expense is attributed to lower FDIC premiums; lower public company related costs; and lower costs of operations of foreclosed real estate.

Income Taxes. Income taxes for the three months ended December 31, 2016 was $15,000 compared to a $4,000 for the three months ended December 31, 2015. The increase in tax expense is primarily attributable to higher pre-tax earnings.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Results of Operations for the Nine Months Ended December 31, 2016 and 2015

General. Net earnings for the nine months ended December 31, 2016 and 2015 were $87,000 and $43,000, respectively. The increase in net earnings was primarily due to an increase in interest income on loans receivable.

Total Interest Income. Total interest income increased $69,000 to $2.5 million for the nine months ended December 31, 2016 when compared to $2.4 million for the nine months ended December 31, 2015. The increase was due primarily to the effects of a higher average loan balance; increased dividends on FHLB stock; and higher returns on other interest-earning assets. While the average yield (annualized) of the loan portfolio decreased to 4.13% for the nine months ended December 31, 2016 from 4.32% for the same period in 2015, the average yield (annualized) on total interest-earning assets was 3.70% for the nine months ended December 31, 2016 compared to 3.60% for the same period in 2015. The 10 basis point increase is attributed higher average loan balances; a dividend increase on FHLBC stock; and an increase in earnings on overnight and fed excess balances when compared to the prior period.

Total Interest Expense. Total interest expense increased $1,000 to $663,000 for the nine months ended December 31, 2016 from $662,000 for the nine months ended December 31, 2015. The increase was a result of the local competitive market forces for acquiring certificates of deposits.

The Bank has a $5 million fixed rate advance that carries an interest rate of 4.78% and matures February 13, 2017. The advance was obtained in a substantially higher interest rate environment. The Bank has not prepaid the advance because it would involve a substantial penalty.

Net Interest Income. Net interest income increased $68,000 to $1.9 million for the nine months ended December 31, 2016 from $1.8 million for the nine months ended December 31, 2015. The increase is due primarily to higher interest income on loans receivable.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The following table summarizes average balances and average yields and costs for the nine months ended December 31, 2016 and 2015. Yields are annualized.

	Nine Months Ended
	December 31,
	2016			2015
		Interest			Interest
	Average	And	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$80,753	$2,504	4.13%	$75,405	$2,445	4.32%
FHLBC Stock	1,165	9	1.03	1,165	4	0.46
Other interest-earning assets	9,858	31	0.42	15,199	26	0.23
Total interest-earning assets	91,776	$2,544	3.70	91,769	$2,475	3.60

Noninterest-earning assets	4,804			5,630
Total assets	$96,580			$97,399

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$6,824	$8	0.16%	$6,552	$7	0.14%
Savings accounts	14,728	24	0.22	14,271	27	0.25
Money market accounts	13,300	37	0.37	14,669	51	0.46
Certificates of deposit	39,262	414	1.41	39,065	397	1.36
Total interest-bearing deposits	74,114	483	0.87	74,557	482	0.86

FHLBC advances	5,000	180	4.80	5,000	180	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	$79,114	$663	1.12	$79,557	$662	1.11

Noninterest-bearing NOW accounts	4,166			3,622
Other noninterest-bearing liabilities	900			905
Total liabilities	84,180			84,084

Stockholders’ equity	12,400			13,315
Total liabilities and stockholders’ equity	$96,580			$97,399

Net interest income		$1,881			$1,813
Interest rate spread			2.58%			2.49%

Net interest margin		2.73%			2.63%

Average interest-earning assets to average interest-bearing liabilities	116.00%			115.35%

Provision for Loan Losses. For the nine months ended December 31, 2016, the Company recorded a provision for loan losses of $20,000. The provision for loan loss was made to partially offset a $26,000 charge-off of a loan secured by an owner occupied single-family residence that the Company accepted by a deed-in-lieu of foreclosure. During the nine months ended December 31, 2015, the Bank recorded a net credit to the provision for loan losses of $12,000. The effects of the economic downturn and unemployment appear to have begun to moderate in our market area. While delinquencies are still an issue, employment in the local area has improved and recent increases in home sale prices are improving collateral values.

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income increased $1,000 for the nine month period ended December 31, 2016 to $102,000 from $101,000 for the nine months ended December 31, 2015 due primarily to higher service charges on deposit accounts.

Noninterest Expense. Noninterest expense primarily consists of compensation and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses. Total noninterest expense decreased $34,000 for the nine months ended December 31, 2016. The decrease in noninterest expense is attributed to lower FDIC premiums; lower public company related costs; and lower costs of operations of foreclosed real estate. Higher compensation and benefits were primarily offset by lower advertising expense and other noninterest expense.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Compensation and benefit expense increased $21,000 to $1.0 million for the nine months ended December 31, 2016 from $995,000 for the comparable period in 2015. The increase was due to increased compensation and health care costs partially offset by a decrease in multi-employer plan benefit expense.

Advertising expense decreased $9,000 for the nine months ended December 31, 2016 from $27,000 for the comparable period in 2015. The decrease is related primarily to a change in the Bank’s advertising focus from traditional forms such as yellow pages and newspapers to more electronic and social media venues.

Other noninterest expense decreased $14,000 to $208,000 for the nine months ended December 31, 2016 from $222,000 for the nine months ended December 31, 2015 due primarily to lower registrar and proxy solicitor expense.

Income Taxes. Income tax expense for the nine months ended December 31, 2016 was $53,000 compared to $26,000 for the nine months ended December 31, 2015. The increase in tax expense is primarily attributable to higher pre-tax income.

Analysis of Nonperforming and Classified Assets.

We consider foreclosed real estate, repossessed assets, nonaccrual loans and accruing troubled debt restructurings to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collecon of the loan. There were no changes in our nonaccrual loan policy during the three months ended December 31, 2016 and 2015.

Troubled debt restructurings are loans where concessions have been granted to borrowers experiencing financial difficulties.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at fair market value at the date of foreclosure, less estimated selling costs. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Nonperforming Assets

Nonaccrual loans at December 31, 2016 consisted of two single-family, owner-occupied loans in the amount of $206,000.

Accruing troubled debt restructurings were $209,000 at December 31, 2016 and $687,000 at March 31, 2016.

At December 31, 2016, there were no other loans known to management which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

See Note 3 to our unaudited consolidated financial statements for a description by loan category of our classified assets as of December 31, 2016 and March 31, 2016.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, and borrowings from the FHLB of Chicago. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $9.7 million. At December 31, 2016, the Bank had $5.0 million in FHLB of Chicago advances outstanding.

In addition, an unsecured open line credit of $2.0 million exists with Quad City Bank and Trust, Davenport, Iowa. The establishment of this credit line is in conjunction with the Bank’s liquidity and contingency funding plans.

A significant use of our liquidity is the funding of loan originations. At December 31, 2016, there were no loan commitments outstanding. Certificates of deposit due within one year of December 31, 2016 totaled $15.5 million, or 40.9% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. The Company’s ability to pay cash dividends may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the $711,000 held in overnight Fed Funds and Fed excess balances accounts. Payment of cash dividends on capital stock by a savings and loan holding company is limited by Federal Reserve Board regulations. At December 31, 2016, the Company (on an unconsolidated basis) had liquid assets of $711,000.

On November 12, 2015, the Board of Directors of the Company authorized the repurchase of up to $1.1 million of the outstanding shares of the Company's common stock. The Company conducted repurchases through open market purchases by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. On November 17, 2016, the Company completed the trading plan and had repurchased 93,025 shares at a total cost of approximately $1.1 million at an average price $11.83 per share.

Our primary investing activity is the origination of loans. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the rates paid and products offered by us and our local competitors and several other factors. We generally manage the pricing of our deposits to be competitive.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See note 5 of notes to the consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

The Bank may not declare or pay a cash dividend, if the effect of such dividends would be to cause the capital of the Bank to be reduced below the aggregate amount required by federal or state law. The Company may pay a dividend, if and when declared by its Board of Directors, in accordance with applicable law and regulations. Any repurchases of the Company’s common stock are conducted in accordance with applicable laws and regulations.

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

For the three months ended December 31, 2016 and 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table presents information regarding stock repurchases by the Company during the quarter ended December 31, 2016:

Total number of
shares
			purchased as	Maximum number
	Total		part of publicly	of shares that may
	Number of	Average	announced	yet be purchased
	shares	price paid	plans or	under the plans or
Period	purchased	per share	programs	programs(1)
October 1, 2016 through October 31, 2016	-	$-	-	500
November 1, 2016 through November 30, 2016	500	12.00	500	-
December 1, 2016 through December 31, 2016	-	-	-	-

(1)	The maximum number of shares that may yet be repurchased under the plans or programs is the equivalent of the remaining cash set aside for repurchase divided by the average share price for all purchases made to date and rounded to the nearest 100 shares.

On November 12, 2015, the Board of Directors of the Company authorized the repurchase of up to $1.1 million worth of the outstanding shares of the Company's common stock. On November 17, 2016, the Company completed the trading plan and had repurchased 93,025 shares at a total cost of approximately $1.1 million at an average price of $11.83 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Item 6. Exhibits

3.1	Articles of Amendment and Restatement to Articles of Incorporation of Sugar Creek Financial Corp.(1)
3.2	Bylaws of Sugar Creek Financial Corp.(2)
4.0	Form of Common Stock Certificates of Sugar Creek Financial Corp.(2)
10.1	Employment Agreement between Sugar Creek Financial Corp. and Robert J. Stroh, Jr.(3)
10.2	Employment Agreement between Tempo Bank and Robert J. Stroh, Jr.(3)
10.3	Employment Agreement between Sugar Creek Financial Corp. and Francis J. Eversman(3)
10.4	Employment Agreement between Tempo Bank and Francis J. Eversman(3)
10.5	Sugar Creek Financial Corp. 2015 Restricted Stock Plan(4)
31.0	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference into this document from the exhibits filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2013.
(2)	Incorporated by reference into this document from the exhibits filed with the Registration Statement on Form S-1 (SEC File No. 333-192700), and amendments thereto.
(3)	Incorporated by reference into this document from the exhibits filed with the Current Report on Form 8-K, filed on June 30, 2014
(4)	Incorporated by reference into this document from Appendix A to the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: February 9, 2017	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chief Executive Officer and Chief Financial Officer

